Form 10-Q
period 2022-03-31
ASTROTECH Corp
filed 2022-05-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, the number of shares of the registrant’s common stock outstanding was: 50,517,864.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	June 30,
	2022	2021
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$28,346	$35,936
Short-term investments	26,580	27,351
Accounts receivable	140	5
Inventory, net:
Raw materials	1,140	1,056
Work-in-process	17	147
Finished goods	341	297
Prepaid expenses and other current assets	579	318
Total current assets	57,143	65,110
Property and equipment, net	917	263
Operating leases, right-of-use assets, net	184	249
Other assets	11	11
Total assets	$58,255	$65,633
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	107	396
Payroll related accruals	899	344
Accrued expenses and other liabilities	859	888
Income tax payable	2	2
Term note payable - related party	500	2,500
Lease liabilities, current	231	81
Total current liabilities	2,598	4,211
Lease liabilities, net of current portion	362	215
Total liabilities	2,960	4,426
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at March 31, 2022 and June 30, 2021	—	—
Common stock, $0.001 par value, 250,000,000 and 50,000,000 shares authorized at March 31, 2022 and June 30, 2021, respectively; 49,569,113 and 49,450,558 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	190,641	190,641
Additional paid-in capital	79,137	77,971
Accumulated deficit	(213,691)	(207,382)
Accumulated other comprehensive loss	(792)	(23)
Total stockholders’ equity	55,295	61,207
Total liabilities and stockholders’ equity	$58,255	$65,633

Note: The balance sheet at June 30, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue	$97	$54	$845	$324
Cost of revenue	46	46	662	287
Gross profit	51	8	183	37
Operating expenses:
Selling, general and administrative	1,476	1,679	4,630	3,408
Research and development	722	669	2,013	2,036
Disposal of corporate lease	—	—	—	544
Total operating expenses	2,198	2,348	6,643	5,988
Loss from operations	(2,147)	(2,340)	(6,460)	(5,951)
Other income and (expense), net	47	(63)	151	(185)
Loss from operations before income taxes	(2,100)	(2,403)	(6,309)	(6,136)
Income tax benefit	—	—	—	—
Net loss	$(2,100)	$(2,403)	$(6,309)	$(6,136)
Weighted average common shares outstanding:
Basic and diluted	47,611	18,171	47,506	14,649
Basic and diluted net loss per common share:
Net loss	$(0.04)	$(0.13)	$(0.13)	$(0.42)
Other comprehensive loss, net of tax:
Net loss	$(2,100)	$(2,403)	$(6,309)	$(6,136)
Available-for-sale securities:
Net unrealized loss	(524)	—	(769)	—
Total comprehensive loss	$(2,624)	$(2,403)	$(7,078)	$(6,136)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2021	281	$—	49,451	$190,641	$—	$77,971	$(207,382)	$(23)	$61,207
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(48)	(48)
Stock-based compensation	—	—	—	—	—	359	—	—	359
Net loss	—	—	—	—	—	—	(2,029)	—	(2,029)
Balance at September 30, 2021	281	$—	49,451	$190,641	$—	$78,330	$(209,411)	$(71)	$59,489
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	63	—	—	439	—	—	439
Net loss	—	—	—	—	—	—	(2,180)	—	(2,180)
Balance at December 31, 2021	281	$—	49,514	$190,641	$—	$78,769	$(211,591)	$(268)	$57,551
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(524)	(524)
Stock-based compensation	—	—	55	—	—	368	—	—	368
Net loss	—	—	—	—	—	—	(2,100)	—	(2,100)
Balance at March 31, 2022	281	$—	49,569	$190,641	$—	$79,137	$(213,691)	$(792)	$55,295

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2020	281	$—	7,850	$190,599	$(4,129)	$13,934	$(199,779)	$—	$625
Stock offering costs	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	49	—	—	49
Restricted stock cancellation	—	—	(6)	—	—	(5)	—	—	(5)
Net loss	—	—	—	—	—	—	(2,111)	—	(2,111)
Balance at September 30, 2020	281	$—	7,844	$190,599	$(4,129)	$13,976	$(201,890)	$—	$(1,444)
Issuance of stock, net of offering costs	—	—	10,714	11	—	21,819	—	—	21,830
Stock-based compensation	—	—	—	—	—	47	—	—	47
Restricted stock cancellation	—	—	(17)	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(1,622)	—	(1,622)
Balance at December 31, 2020	281	$—	18,541	$190,610	$(4,129)	$35,841	$(203,512)	$—	$18,810
Issuance of stock, net of offering costs	—	—	3,985	4	—	11,723	—	—	11,727
Stock-based compensation	—	—	2,087	2	—	192	—	—	194
Net loss	—	—	—	—	—	—	(2,403)	—	(2,403)
Balance at March 31, 2021	281	$—	24,613	$190,616	$(4,129)	$47,756	$(205,915)	$—	$28,328

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,309)	$(6,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation, net of forfeitures	1,166	284
Depreciation and amortization	169	197
Loss on disposal of assets	—	173
Changes in assets and liabilities:
Accounts receivable	(135)	(11)
Inventory, net	2	(472)
Income tax receivable	—	429
Accounts payable	(289)	131
Other assets and liabilities	232	550
Net cash used in operating activities	(5,164)	(4,855)
Cash flows from investing activities:
Purchases of property and equipment	(370)	(24)
Net cash used in investing activities	(370)	(24)
Cash flows from financing activities:
Repayment of related party debt	(2,000)	—
Payments on lease financing	(56)	(9)
Proceeds from issuance of stock, net of offering issuance costs	—	33,555
Net cash (used in) provided by financing activities	(2,056)	33,546
Net change in cash and cash equivalents	(7,590)	28,667
Cash and cash equivalents at beginning of period	35,936	3,349
Cash and cash equivalents at end of period	$28,346	$32,016

Reconciliation of cash and cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$28,346	$31,474
Restricted cash	—	542
Total	$28,346	$32,016

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$2
Income taxes paid	$—	$—
Acquisition of equipment through financing lease	$394	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. Certain prior year amounts have been reclassified to conform to the current year presentation and have had no impact on net income or stockholders' equity.

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use. The Company plans to launch a family of “process control” instruments, methods, and solutions that we believe could be valuable additions to many nutraceutical extraction and distillation laboratories.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis, is developing the BreathTest-1000™, a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. While vaccines have been deployed to prevent the transmission of COVID-19, many people remain unvaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 remain of the utmost importance to help defeat the disease, and BreathTech, in conjunction with Cleveland Clinic, are developing a quick and easy to use device to help aid in preventing the further spread of the disease.

Development of the BreathTest-1000 follows the Company’s results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that was designed to detect bacterial infections in the respiratory tract, including pneumonia. The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of March 31, 2022 and June 30, 2021:

	March 31, 2022
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,997	$—	$(510)	$19,487
ETFs - Corporate & Government Debt	7,375	—	(282)	7,093
Total	$27,372	$—	$(792)	$26,580

	June 30, 2021
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,998	$—	$(13)	$19,985
ETFs - Corporate & Government Debt	7,376	—	(10)	7,366
Total	$27,374	$—	$(23)	$27,351

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	March 31, 2022
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$184
Financing lease assets	Property and equipment, net	491
Total lease assets		$675

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$94
Financing lease obligations	Lease liabilities, current	137
Non-current:
Operating lease obligations	Lease liabilities, non-current	114
Financing lease obligations	Lease liabilities, non-current	248
Total lease liabilities		$593

Future minimum lease payments under non-cancellable leases are as follows:

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2022	$26	$38	$64
2023	104	154	258
2024	93	154	247
2025	—	67	67
2026	—	—	—
Thereafter	—	—	—
Total lease obligations	223	413	636
Less: imputed interest	15	28	43
Present value of net minimum lease obligations	208	385	593
Less: lease liabilities - current	94	137	231
Lease liabilities - non-current	$114	$248	$362

Other information as of March 31, 2022 is as follows:

Weighted-average remaining lease term (years):
Operating leases	2.1
Financing leases	2.7
Weighted-average discount rate:
Operating leases	6.4%
Financing leases	5.3%

Cash payments for operating leases for the three months ended March 31, 2022 and 2021 totaled $25 thousand and $53 thousand, respectively. Cash payments for operating leases for the nine months ended March 31, 2022 and 2021 totaled $60 thousand and $176 thousand, respectively.

Cash payments for financing leases for the three months ended March 31, 2022 and 2021 totaled $38 thousand and $3 thousand, respectively. Cash payments for financing leases for the nine months ended March 31, 2022 and 2021 totaled $56 thousand and $9 thousand, respectively.

(4) Property and Equipment

As of March 31, 2022 and June 30, 2021, property and equipment, net consisted of the following:

(In thousands)	March 31, 2022	June 30, 2021
Furniture, fixtures, equipment & leasehold improvements	$1,302	$535
Software	264	315
Capital improvements in progress	86	187
Gross property and equipment	1,652	1,037
Accumulated depreciation and amortization	(735)	(774)
Property and equipment, net	$917	$263

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2022 and 2021 was $53 thousand and $12 thousand, respectively. Depreciation and amortization expense of property and equipment for the nine months ended March 31, 2022 and 2021 was $104 thousand and $48 thousand, respectively.

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

Warrants

A summary of the common stock warrant activity for the nine months ended March 31, 2022 is presented below:

			Aggregate Fair	Weighted Average
	Number of Shares		Market Value at	Remaining
	Underlying Warrants	Weighted Average	Issuance (In	Contractual Term
	(In thousands)	Exercise Price	thousands)	(Years)
Outstanding June 30, 2021	2,393	$2.40	$3,747	4.63
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding March 31, 2022	2,393	$2.40	$3,747	3.85

The Company has made an immaterial error correction to the table above to reflect the correct weighted average exercise price and weighted average remaining contractual term reported as of June 30, 2021. Management evaluated the materiality of the error, both quantitatively and qualitatively, and concluded that it was not material to the financial statements of any period presented.

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants (In thousands)
Issue Date	Classification	Exercise Price	Expiration Date	March 31, 2022	June 30, 2021
March 26, 2020	Equity	$6.25	March 25, 2025	25	25
March 30, 2020	Equity	$4.69	March 27, 2025	61	61
October 23, 2020	Equity	$2.88	October 21, 2025	470	470
October 28, 2020	Equity	$2.69	October 28, 2025	173	173
February 16, 2021	Equity	$4.06	February 11, 2026	171	171
April 12, 2021	Equity	$1.88	April 7, 2026	1,493	1,493
Total Outstanding				2,393	2,393

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(2,100)	$(2,403)	$(6,309)	$(6,136)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	47,611	18,171	47,506	14,649
Basic and diluted net loss per common share:
Net loss	$(0.04)	$(0.13)	$(0.13)	$(0.42)

All unvested restricted stock awards for the nine months ended March 31, 2022 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 152,532 shares of common stock at exercise prices ranging from $1.85 to $6.00 per share outstanding as of March 31, 2022 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the nine months ended March 31, 2022, the Company had three revenue sources that comprised all of its revenue. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of March 31, 2022 and June 30, 2021:

	March 31, 2022
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$19,487	$19,487	$—	$—	$19,487
ETFs - Corporate & Government Debt	7,093	7,093	—	—	7,093
Total	$26,580	$26,580	$—	$—	$26,580

	June 30, 2021
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$19,985	$19,985	$—	$—	$19,985
ETFs - Corporate & Government Debt	7,366	7,366	—	—	7,366
Total	$27,351	$27,351	$—	$—	$27,351

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

(10) Business Risk and Credit Risk Concentration Involving Cash

For the three months ended March 31, 2022, the Company had two customers that comprised all of the Company’s revenue. For the nine months ended March 31, 2022, the Company had threecustomers that comprised all of the Company’s revenue.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the nine months ended March 31, 2022 is as follows:

	Shares	Weighted Average
	(In thousands)	Exercise Price
Outstanding at June 30, 2021	275	$5.25
Granted	—	—
Exercised	—	—
Canceled or expired	(122)	4.96
Outstanding at March 31, 2022	153	$5.41

The aggregate intrinsic value of options exercisable at March 31, 2022 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $0.5 thousand related to stock options will be recognized over a weighted-average period of 0.53 years.

The table below details the Company’s stock options outstanding as of March 31, 2022:

		Options
		Outstanding			Options
		Weighted-			Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding (In	Contractual	Exercise	Exercisable (In	Exercise
Range of exercise prices	thousands)	Life (Years)	Price	thousands)	Price
$1.85 – 2.83	13	6.50	$2.08	10	$2.15
$5.00 – 5.85	88	5.11	5.55	88	5.55
$6.00 – 6.00	52	0.39	6.00	52	6.00
$1.85 – 6.00	153	3.62	$5.41	150	$5.49

Compensation costs recognized related to stock option awards were $0 for each of the three months ended March 31, 2022, and 2021 and $1 thousand for each of the nine months ended March 31, 2022 and 2021.

Restricted Stock

The Company’s restricted stock activity for the nine months ended March 31, 2022, is as follows:

		Weighted
		Average
	Shares	Grant-Date
	(In thousands)	Fair Value
Outstanding at June 30, 2021	$2,023	$2.05
Granted	—	—
Vested	(693)	2.08
Canceled or expired	(1)	2.33
Outstanding at March 31, 2022	$1,329	$2.04

Stock compensation expenses related to restricted stock were $368 thousand and $194 thousand for the three months ended March 31, 2022, and 2021, respectively, and $1.2 million and $284 thousand for the nine months ended March 31, 2022 and 2021, respectively. The remaining stock-based compensation expense of $2.7 million related to restricted stock awards granted will be recognized over a weighted-average period of 1.99 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2022, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2022 and 2021, the Company incurred pre-tax losses in the amount of $2.1 million and $2.4 million, respectively. For the nine months ended March 31, 2022 and 2021, the Company incurred pre-tax losses in the amount of $6.3 million and $6.1 million, respectively. The total effective tax rate was approximately 0% for the each of the three and nine months ended March 31, 2022 and 2021.

For each of the nine months ended March 31, 2022 and 2021, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

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

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $300 thousand of uncertain tax positions as of March 31, 2022, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

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

(16) Subsequent Events

Resignation and Appointment of Chief Financial Officer

On March 31, 2022, Eric Stober informed the Company of his resignation from his positions as the Company’s Secretary, Treasurer and Chief Financial Officer, effective April 15, 2022. Mr. Stober’s resignation is not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On April 5, 2022, the Company appointed Jaime Hinojosa, 40, as Chief Financial Officer, Treasurer and Secretary of the Company, effective as of April 15, 2022. Mr. Hinojosa will perform the functions of the Company’s principal financial officer. Mr. Hinojosa joined Astrotech in 2015 and has served as the Company’s Corporate Controller since 2019. His previous roles with the Company include Director of Finance from 2017 to 2019 and Assistant Controller from 2015 to 2017. Prior to joining Astrotech, Mr. Hinojosa worked as an Accounting Manager for O’Reilly Auto Parts (NASDAQ: ORLY) from 2010 to 2015 and gained public accounting experience as an Audit Manager at Burton McCumber & Cortez, LLP from 2005 to 2010. Mr. Hinojosa is a Certified Public Accountant and brings significant finance and public accounting knowledge to the Company.

In connection with his appointment as CFO, Treasurer and Secretary, on April 12, 2022, the Board of Directors of the Company (the "Board") approved an annual base salary of $300,000. In addition, the Board granted to Mr. Hinojosa 100,000 stock options, vesting in equal amounts annually over three years. The grant of these stock options is effective as of the end of the day April 14, 2022. The strike price of these options is $0.64 which represents the closing price on April 14, 2022. Mr. Hinojosa will also be entitled to participate in all benefit plans generally available to the Company’s employees.

Nasdaq Compliance

On April 19, 2022, Ronald W. Cantwell, a member of the Board, passed away. Mr. Cantwell, an independent director, served as the chairman of the Audit Committee (the “Audit Committee”) of the Board at the time of his passing. On April 25, 2022, the Company notified Nasdaq that, due to Mr. Cantwell’s death, the Company is no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A) and Nasdaq Listing Rule 5606(b)(1), which requires the Audit Committee to be comprised of a minimum of three independent directors and the Company to maintain a majority independent board of directors, respectively. Pursuant to Nasdaq Listing Rule 5605(c)(4)(B) and Nasdaq Listing Rule 5605(b)(1)(A), the Company is entitled to a cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) and Nasdaq Listing Rule 5606(b)(1), which cure periods will expire at the earlier of the Company’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”) or April 19, 2023, or if the 2022 Annual Meeting is held before October 17, 2022, then the Company must evidence compliance no later than October 17, 2022. On April 27, 2022, Nasdaq issued a letter to the Company confirming the Company’s noncompliance with Nasdaq Listing Rule 5605 and informing the Company of the cure periods. The Company intends to appoint an additional independent director to the Board and the Audit Committee prior to the end of the cure periods.

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

●

The impact of the COVID-19 outbreak on the global economy, including the possibility of a global recession, and more specifically the impact to our business, suppliers, consumers, customers, and employees;

●	Our ability to successfully pursue our business plan and execute our strategy, including our recent collaboration with Cleveland Clinic;

●	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

●	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

●

The impact of trade barriers imposed by the U.S. government, such as import/export duties and restrictions, tariffs and quotas, and potential corresponding actions by other countries in which we conduct our business;

●	Technological difficulties and potential legal claims arising from any technological difficulties;

●	The risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging, and transportation;

●	Uncertainty in government funding and support for key programs, grant opportunities, or procurements;

●	The impact of competition on our ability to win new contracts;

●	Our ability to meet technological development milestones and overcome development challenges; and

●	Our ability to successfully identify, complete and integrate acquisitions.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2021 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or those discussed in other documents we filed with the SEC. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

Our efforts are focused on commercializing our platform mass spectrometry technology through our wholly-owned subsidiaries:

●	Astrotech Technologies, Inc. (“ATI”) owns and licenses intellectual property related to the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”).

●

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives and narcotics trace detectors developed for use at airports, cargo and other secured facilities, and borders worldwide. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications.

●

AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. AgLAB holds an exclusive AMS Technology license from ATI for agriculture applications.

●

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation process. The AgLAB product line is a derivative of our core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use. AgLAB recently completed several successful field trials to demonstrate that the AgLAB-1000-D2™ can be used in the distillation process to significantly boost the potency and weight yields of THC and CBD oil manufacturing. We plan to launch a family of “process control” instruments, methods, and solutions that we believe could be valuable additions to many nutraceutical extraction and distillation laboratories.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis, is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have an infection, including COVID-19 or pneumonia. While vaccines have been deployed to prevent the transmission of COVID-19, many people remain unvaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 remain of the utmost importance to help defeat the disease, and BreathTech, in conjunction with Cleveland Clinic, are developing a quick and easy to use device to help prevent the further spread of the disease.

Development of the BreathTest-1000 follows our results in pre-clinical trials for the BreathDetect-1000™, a rapid self-serve breathalyzer that was designed to detect bacterial infections in the respiratory tract, including pneumonia. The pre-clinical trials were conducted in collaboration with UT Health San Antonio in 2017.

On February 2, 2022, BreathTech announced that it has hired Dr. Karim Sirgi, MD, MBA and FCAP as its Chief Science Officer. Dr. Sirgi is a pathologist, board certified in Anatomic, Clinical and Cytopathology, and has over 30 years of practice and leadership experience in private and academic pathology practices. We expect Dr. Sirgi will be key in the research and development and regulatory efforts at BreathTech and will help lead our partnership with Cleveland Clinic in the development of the BreathTest-1000.

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

Results of Operations

Three months ended March 31, 2022, compared to three months ended March 31, 2021:

Selected consolidated financial data for the quarters ended March 31, 2022, and 2021 is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenue	$97	$54
Cost of revenue	46	46
Gross profit	51	8
Gross margin	53%	15%
Operating expenses:
Selling, general and administrative	1,476	1,679
Research and development	722	669
Total operating expenses	2,198	2,348
Loss from operations	(2,147)	(2,340)
Other income and (expense), net	47	(63)
Income tax benefit	—	—
Net loss	$(2,100)	$(2,403)

Revenue – Total revenue increased by $43 thousand during the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021. In each of the third quarters of fiscal 2022 and 2021, revenue was comprised of sales related to our TRACER 1000 to distributors as well as to DHL (Deutsche Post AG). In the prior year, pandemic-related delays in the delivery of certain microchips used in the production of our TRACER 1000 systems caused a temporary decrease in revenue for the quarter while alternative sourcing methods were implemented. We continue to pursue procurement solutions in today's environment of long-lead times and materials shortages.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the third quarters of fiscal 2022 and 2021, cost of revenue was comprised of labor, materials, shipping, and warranty reserve related to the sale of TRACER 1000 units. Cost of revenue remained the same during the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021. Gross margin increased by 38% in the third quarter fiscal 2022, compared to the third quarter of fiscal 2021, as we have increased production and benefited from associated volume discounts. Further, we have benefited from implementing specific enhancements to our technology.

Operating Expenses – Operating expenses decreased $150 thousand, or 6.4%, during the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021. Significant changes to operating expenses include the following:

●

Selling, general and administrative decreased $203 thousand, or 12.1%, during the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021, due to a decrease in payroll-related expenses, partially offset by an increase in directors' fees.

●

Research and development increased $53 thousand, or 7.9%, during the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021, largely driven by an increase in expenses related to contractors and consultants and equipment for development of our BreathTech and AgLAB products.

Income Taxes – Income tax benefit did not change during the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021. The realization of tax benefits depends on the existence of future taxable income. Pursuant to Accounting Standards Codification (“ASC”) 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Nine months ended March 31, 2022, compared to nine months ended March 31, 2021:

Selected consolidated financial data for the nine months ended March 31, 2022 and 2021 is as follows:

	Nine Months Ended March 31,
(In thousands)	2022	2021
Revenue	$845	$324
Cost of revenue	662	287
Gross profit	183	37
Gross margin	22%	11%
Operating expenses:
Selling, general and administrative	4,630	3,408
Research and development	2,013	2,036
Disposal of corporate lease	—	544
Total operating expenses	6,643	5,988
Loss from operations	(6,460)	(5,951)
Other income and (expense), net	151	(185)
Income tax benefit	—	—
Net loss	$(6,309)	$(6,136)

Revenue – Total revenue significantly increased by $521 thousand during the fiscal year 2022, compared to fiscal year 2021. In fiscal year 2022, revenue was comprised of sales related to our TRACER 1000 to an airport security checkpoint customer, distributors, and DHL (Deutsche Post AG). In fiscal year 2021, all of our revenue was related to the sales of the TRACER 1000 to DHL (Deutsche Post AG) and distributors.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the each of the nine months ended March 31, 2022 and 2021, cost of revenue was comprised of labor, materials, shipping, warranty reserve, and overhead allocation related to the sale of TRACER 1000 units. Cost of revenue increased $375 thousand during fiscal year 2022, compared to fiscal year 2021, due to the increase in revenue described above. Gross margin increased by 11% in the fiscal year 2022, compared to the fiscal year 2021, as we have increased production and benefited from associated volume discounts. Further, we have benefited from implementing specific enhancements to our technology.

Operating Expenses – Operating expenses increased $655 thousand, or 10.9% during the nine months ended March 31, 2022, compared to nine months ended March 31, 2021. Significant changes to operating expenses include the following:

●

Selling, general and administrative increased $1.2 million, or 35.9%, due to increases in non-cash equity incentive compensation for employees, legal expenses related to our derivative litigation, and directors' fees for our lead independent director.

●

Research and development decreased $23 thousand, or 1.1% during the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021, largely driven by less materials purchased for R&D purposes.

●

Disposal of long-lived assets decreased $544 thousand due to our termination of our corporate office lease and the disposal of the leasehold improvement assets and right-of-use assets and lease liabilities associated with that lease in the prior period.

Income Taxes – Income tax benefit did not change during the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Liquidity and Capital Resources

The following is a summary of the change in our cash and cash equivalents:

	Nine Months Ended March 31,
(In thousands)	2022	2021	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(5,164)	$(4,855)	$(309)
Net cash used in investing activities	(370)	(24)	(346)
Net cash (used in) provided by financing activities	(2,056)	33,546	(35,602)
Net change in cash and cash equivalents	$(7,590)	$28,667	$(36,257)

Cash and Cash Equivalents

As of March 31, 2022, we held cash and cash equivalents of $28.3 million, and our working capital was approximately $54.5 million. As of June 30, 2021, we had cash and cash equivalents of $35.9 million, and our working capital was approximately $60.9 million. Cash and cash equivalents decreased $7.6 million as of March 31, 2022, compared to June 30, 2021, due to the partial repayment of the related party notes including accrued interest as well as continuing operating expenses.

Operating Activities

Cash used in operating activities increased $309 thousand for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021, due to an increase in accounts receivable from sales of the TRACER 1000, receipt of an alternative minimum tax credit in the prior period, and a decrease in accounts payable.

Investing Activities

Cash used in investing activities increased $346 thousand for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021, due to the addition of leasehold improvement assets related to our new R&D facility in Austin as well as the purchase of R&D equipment relating to our BreathTech and AgLAB product development.

Financing Activities

Cash used in financing activities was $2.0 million for the nine months ended March 31, 2022, compared to cash provided by financing activities of $33.5 million for the nine months ended March 31, 2021. This change was due to the partial repayment of the related party notes during the current period, compared to the net proceeds from sale of common stock of $33.5 million in the prior period.

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

Income Taxes

Provision for Income Tax

Our effective tax rate is 0% for income tax for the nine months ended March 31, 2022, and we expect that our effective tax rate for the full fiscal year 2022 year will be 0%. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

We recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. We currently have approximately $300 thousand of uncertain tax positions as of March 31, 2022, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Income Taxes

There is $0 provision for income taxes during each of the three and nine months ended March 31, 2022 and 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 or June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our last fiscal quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).	Exhibit 3.2 to Form 8-K filed on December 28, 2017.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Series C Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.1 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.7	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 13, 2022	/s/ Jaime Hinojosa
Jaime Hinojosa
Chief Financial Officer and Principal Accounting Officer (principal financial officer)