Form 10-K
period 2022-06-30
ASTROTECH Corp
filed 2022-09-15
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-34426

Astrotech Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
corporation or organization)	Identification No.)

2105 Donley Drive, 100, Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 485-9530

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange
Common Stock	ASTC	on which registered
$0.001 per share		The Nasdaq Capital Market

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

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2021, based upon the closing price of such stock on The Nasdaq Capital Market on such date of $0.68, was approximately $30,908,524. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of September 13, 2022, 50,630,849 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be used in connection with its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed with the SEC within 120 days after June 30, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

●	Our ability to successfully pursue our business plan and execute our strategy, including our collaboration with Cleveland Clinic;

●	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

●	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

●

The impact of trade barriers imposed by the U.S. government, such as import/export duties and restrictions, tariffs and quotas, and potential corresponding actions by other countries in which the Company conducts its business;

●	Technological difficulties and potential legal claims arising from any technological difficulties;

●	The risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging, and transportation;

●	Uncertainty in government funding and support for key programs, grant opportunities, or procurements;

●	The impact of competition on our ability to win new contracts;

●	Our ability to meet technological development milestones and overcome development challenges; and

●	Our ability to successfully identify, complete, and integrate acquisitions.

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events.

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

●

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives trace detectors capable of also detecting narcotics. It was developed for use at airports, cargo and other secured facilities, and borders worldwide. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications.

●

AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation processes. AgLAB holds an exclusive AMS Technology license from ATI for agriculture applications.

●

BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

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

On August 25, 2021, 1st Detect announced that it secured an important landmark purchase order for the TRACER 1000™, representing the first units to be deployed at an airport security checkpoint.

On November 17, 2021, we announced that we are actively pursuing strategic and accretive acquisition opportunities for Astrotech Corporation and its subsidiaries. Tom Wilkinson, as Lead Independent Director, is focusing on identifying acquisitions that will complement or improve our core technology, accelerate revenue growth, and/or reduce time to market, while being accretive to earnings and therefore shareholder value.

On February 2, 2022, BreathTech announced that it has hired Dr. Karim Sirgi, MD, MBA and FCAP as its Chief Science Officer. Dr. Sirgi is a pathologist, board certified in Anatomic, Clinical and Cytopathology, and has over 30 years of practice and leadership experience in private and academic pathology practices. We expect Dr. Sirgi will be key in the research and development and regulatory efforts at BreathTech and will help lead our partnership with Cleveland Clinic in the development of the BreathTest-1000™.

On June 23, 2022, BreathTech announced that it has amended its Joint Development and Option Agreement with Cleveland Clinic to include additional areas of focus. Under the amended agreement, ongoing work towards development of a rapid breath test for COVID-19 will be expanded to utilize BreathTech’s core mass spectrometry technology to screen for a variety of diseases spanning the entire body. The project will focus on detecting bloodstream infections, respiratory infections such as influenza types A and B and respiratory syncytial virus (“RSV”), carriage of Staphylococcus aureus, and Clostridioides difficile (“C. diff”) infections.

As of the date of this filing, the TRACER 1000 is deployed in 20 locations across 11 countries throughout Europe and Asia.

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. Long recognized as the gold standard in chemical detection, mass spectrometry has historically been considered to be too costly, bulky, and cumbersome. In contrast, the AMS Technology has been designed to be comparatively inexpensive, small, and easy to use. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 23 granted patents and one additional patent in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis applications.

ATI has contracted with Sanmina Corporation (“Sanmina”), a leading contract manufacturer with a worldwide presence, to manufacture our mass spectrometer products. Leveraging their expertise, Sanmina has helped to improve the manufacturability and reliability of our systems.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We further believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. We are currently selling the TRACER 1000 to customers who accept ECAC certification. We have deployed the TRACER 1000 in approximately 20 locations in 11 countries throughout Europe and Asia.

On August 25, 2021, 1st Detect announced that it secured an important landmark purchase order from a distributor for the TRACER 1000, representing the first units to be deployed at an airport security checkpoint for passenger screening. These systems were sold to the customer during the second quarter of fiscal year 2022.

In the United States, we are working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, we announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, we announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. Following ECAC certification and our early traction within the cargo market, testing for cargo security continued with the TSA. With the onset of the COVID-19 pandemic, all testing within the TSA was put on hold; however, we resumed cargo testing during the summer of 2020, and we subsequently announced on September 9, 2020, that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. Due to delays caused by COVID-19, TSA cargo detection testing is ongoing, but has proceeded much more slowly than originally anticipated. As a result, efforts are primarily focused on our other opportunities. TSA cargo detection testing is the final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation processes. The AgLAB product line is a derivative of our core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use. AgLAB recently completed several successful field trials to demonstrate that the AgLAB-1000-D2™ can be used in the distillation process to significantly boost the potency and weight yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil manufacturing. We plan to launch a family of “process control” instruments, methods, and solutions that we believe could be valuable additions to many nutraceutical extraction and distillation laboratories.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis, is developing the BreathTest-1000, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. While vaccines have been deployed to mitigate the most serious effects of COVID-19, many people remain unvaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 and other diseases remain of the utmost importance to help more quickly identify that an infection may be present, and BreathTech, in conjunction with Cleveland Clinic, is developing a quick and easy to use device to help determine the presence of infections.

In June 2022, we expanded our existing study that initially focused on COVID-19 with Cleveland Clinic to use the BreathTest-1000 to screen for a variety of diseases spanning the entire body. The project will focus on detecting bloodstream infections, respiratory infections such as influenza types A and B and RSV, carriage of Staphylococcus aureus, and C. diff infections.

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

We continue to manage production, to secure alternative supplies where available, and to take other proactive actions. We believe that we will be able to pass the inflation caused by raw materials shortages and increased shipping costs to our customers by increasing the price of our instruments. If supply chain shortages become more severe or longer term in nature, our business and results of operations could be adversely impacted; however, we do not expect this issue to materially adversely affect our liquidity position. The long-term impact of the COVID-19 pandemic on our business may not be fully reflected until future periods.

We continue to evaluate the current and potential impact of the pandemic on our business, results of operations, and consolidated financial statements. We also continue to actively monitor developments and business conditions, including those that may be related to additional COVID-19 variants and other diseases, that may cause us to take further actions that alter business operations as may be required by applicable authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

Business Strategy

1st Detect Corporation

There are tens of thousands IMS instruments deployed in the field today, with many nearing their end of life. As the current generation of IMS technology is replaced, we are working to position the Company as the next-generation solution for the ETD market with the introduction of the world’s first ETD driven by a mass spectrometer. With mass spectrometry being the gold standard of chemical detection, an MS-ETD significantly improves detection capabilities, dramatically reduces the number of false positives, decreases delays and the associated costs, and allows for a much more expansive library of compounds of interest, yielding an instrument that we believe is far superior to the currently deployed IMS instruments, at a similar price point and a lower operating cost.

We currently market the TRACER 1000 to countries that accept ECAC certification. If we obtain TSA certification and are listed on the ACSTL as an “approved” device, we plan to also market and sell the TRACER 1000 to those countries that accept TSA certification.

AgLAB Inc.

Initial interest for the AgLAB-1000 series has come from the hemp and cannabis industry. Many derivative hemp and cannabis products are being manufactured using cannabinoids present in the plant, primarily THC for cannabis and CBD for hemp. Extraction and distillation equipment is used to remove the cannabinoids from the raw plant matter to create an oil that is used in many manufactured products. AgLAB has launched the first of several planned products that have been designed to assist in the oil extraction and distillation processes by maximizing the final product quality and yield.

Current efforts are focused on the U.S. market, but international markets present attractive future growth opportunities as the number of countries with legal recreational or medicinal use continues to expand.

BreathTech Corporation

The BreathTest-1000 product that is currently under development is being designed to provide an inexpensive, non-invasive screening device for a variety of diseases, including COVID-19, that can offer results on-site in a very short period of time. We believe there remains a strong market need for a quick, frequent or daily screening test for use in high density and critical locations, especially with additional COVID-19 variants and other diseases continuing to pose new or reemerging threats. Most currently available tests either take too long or are invasive and painful. The market need for a quick and painless test is considered significant in the following target markets:

●	Hospitals	●	Military
●	Nursing homes	●	Sporting events
●	Airlines	●	Performing arts venues
●	Hotels	●	Convention and conference centers
●	Cruise lines	●	Schools

BreathTech is also working to expand the capabilities of the BreathTest-1000 to detect certain bloodstream and bacterial infections.

Products and Services

1st Detect Corporation

The TRACER 1000 is the first MS-ETD certified by ECAC. We believe the TRACER 1000 significantly outperforms currently deployed competitive trace detection solutions based on IMS technology, specifically related to false alarm rate, probability of detection, and unit up-time. The majority of our sales to-date have come from the cargo security industry where false alarms can cause expensive delays and facility shutdowns as the false alarms are cleared, preventing the mission critical continuous flow of time sensitive packages. We have also recently expanded into the airport passenger screening market with sales to a distributor who services a major international airport in Asia in the second quarter of fiscal year 2022.

AgLAB Inc.

Leveraging the platform AMS Technology, AgLAB is currently designing its product line to serve applications in the hemp and cannabis markets. AgLAB has launched the AgLAB-1000-D2 which is designed to optimize yield during the distillation process. With the AgLAB-1000-D2, a sample is manually introduced into the system for analysis. Currently under development is the AgLAB-1000-D1. When completed, this instrument will be an inline process control unit that will increase yields with additional possibilities in solvent and pesticide detection.

BreathTech Corporation

The BreathTest-1000 is being developed, in conjunction with Cleveland Clinic, to provide an inexpensive, non-invasive screening device for a variety of diseases, including COVID-19 and its variants as well as associated lung diseases. The BreathTest-1000 is being designed to detect VOC metabolites in a person’s breath that could indicate they may have an infection using a disposable collection tube.

Customers, Sales, and Marketing

1st Detect Corporation

Marketing efforts at 1st Detect are currently focused on foreign airports and commercial companies in aviation and cargo security. We employ both direct sales and channel sales through distributors. We now have units deployed in 20 locations in 11 countries. While we have had some degree of success with sales, much of the pipeline has seen delays caused by the COVID-19 pandemic.

AgLAB Inc.

Currently, AgLAB uses only direct sales. We do plan to engage with various channel partners, largely companies with existing distribution channels in the hemp and cannabis market, to help sell our products to target customers.

BreathTech Corporation

Efforts are currently focused on the development of the BreathTest-1000. We plan to increase marketing activities as the product approaches commercial viability.

Competition

1st Detect Corporation

Competition for the TRACER 1000 comes primarily from IMS-based ETDs. We have several competitors that sell IMS-based ETDs that are much larger than us, with well-established sales forces and offering a wider range of security products; however, we believe the TRACER 1000 has a number of attributes that are superior to competing products.

IMS-ETD		1st Detect’s TRACER 1000
●	False alarms caused by confusants	●	Near-zero false alarm rate
●	Lower probability of detection	●	Higher probability of detection
●	Numerous unscheduled bake-outs and calibrations	●	Near 100% up-time
●	Limited library of compounds of interest	●	Unlimited library of compounds of interest
●	Addition of new compounds may require hardware changes	●	Library updates that do not require hardware changes
●	Causes delays or shutdowns at security facilities/inspection checkpoints	●	Improves throughput at security facilities and checkpoints
●	Low price chemical detector	●	Competitive price to IMS in a throughput sensitive environment

These claims have been confirmed in numerous discussions with industry experts and verified in our many field trials.

AgLAB Inc.

The currently available technology that we believe to be the only direct competition to our MS-based system is high performance liquid chromatography (“HPLC”). We believe the AgLAB-1000 series of products offers a more customer-friendly interface, quicker results, and, once the AgLAB-1000-D1 is launched, the ability to provide closed loop process control, ensuring maximum yield and product quality.

BreathTech Corporation

The BreathTest-1000 product that is currently under development is being designed to screen for VOC metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. Given that breath samples are quick, inexpensive, and painless, we anticipate that the BreathTest-1000 will be in demand by hospitals, nursing homes, airlines, hotels, cruise lines, military, sporting events, performing arts venues, convention and conference centers, schools, and likely anywhere that has high concentrations of people. This product is not expected to compete with the currently available molecular tests like RT-PCR, but is intended to be a screening device that, upon a positive test, will suggest a more thorough evaluation. Other researchers are working on a breath screening solution for COVID-19, and to the best of our knowledge, only one company in the U.S. has gained Emergency Use Authorization (“EUA”) from the U.S. Food and Drug Administration (“FDA”) for a breath analysis device; however, it remains unclear if this product is commercially available at this time.

Research and Development

Astrotech Technologies, Inc.

We invest considerable resources into our internal research and development (“R&D”) functions. Much of our R&D investment is devoted to the cross-platform AMS Technology as the R&D team continually works to develop new derivative products, improve system functionality and reliability, optimize design, reduce cost, and streamline and simplify the software and user experience. Each market, however, typically requires unique sample introduction technology, library development, and customized adjustments to the user interface.

1st Detect Corporation

While 1st Detect’s TRACER 1000 is fully commercialized, we continue to invest in cross-platform improvements that benefit all of our products, including those that improve system functionality and reliability, optimize design, reduce cost, and streamline and simplify the software and user experience.

AgLAB Inc.

The AgLAB-1000 series uses the core AMS Technology and is continuing its development of its cannabinoid library. In addition, AgLAB continues to invest in and expand its product line to include other valuable products specific to the hemp and cannabis industry.

BreathTech Corporation

The BreathTest-1000 employs the core AMS Technology. BreathTech R&D activities are being devoted to sample introduction and library development, which is needed to identify the specific compounds present in the breath that are indicative of the presence of infections.

We have been in correspondence with the FDA regarding how the FDA will classify the BreathTest-1000 and the classification has not yet been determined. The classification will inform the required FDA premarket submission and review process that will follow. If premarket notification (510(k) submission) is required, we intend to submit a pre-submission request to the FDA. The pre-submission is a formal mechanism for requesting feedback from the FDA prior to submitting a medical device application. The timeframe for receiving feedback from a pre-submission request is approximately 70 calendar days but may be shorter or longer.

Simultaneously, we are exploring how to potentially accelerate our time to market for the BreathTest-1000 via the EUA process, pursuant to the EUA declaration for in vitro diagnostic tests (“IVDs”) that became effective on February 4, 2020, in connection with the public health emergency related to COVID-19. In relevant part, an EUA declaration allows the FDA to temporarily authorize the use of unapproved and uncleared medical countermeasures, such as, IVD tests that have not gone through the FDA’s review process in anticipation of a potential emergency or during an actual emergency involving a chemical, biological, radiological, or nuclear agent, or an emerging infectious disease where the U.S. Secretary of Health and Human Services (“HHS”) determines that circumstances exist to justify such authorization. Several COVID-19 diagnostic tests have been authorized through the EUA process, and such authorizations generally remain in effect until HHS declares the public health emergency is terminated or the conditions of the given EUA are not fulfilled. We have not submitted a request for an EUA but are hopeful that we will be able to obtain authorization under the EUA to get the BreathTest-1000 to market as quickly as possible. The timeframe for authorization of an EUA is highly variable and depends on, among other things, the complexity of the product, completeness of the submission, and technical requirements of the FDA. Authorization, if granted, may take as little as one month or as long as several months, and there is no guarantee that an EUA will be granted for the BreathTest-1000.

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

Export Administration Regulations. The Export Administration Regulations govern whether a person or company may export goods from the U.S., re-export goods from a foreign country, or transfer goods from one person or company to another in a foreign country.

Medical Device Regulation

FDA Premarket Clearance and Approval Requirements. Unless an exemption applies, each medical device, to be lawfully commercially distributed in the U.S., requires either FDA clearance of a 510(k) premarket notification submission, granting of a de novo request, or premarket application (“PMA”) approval. Under the Federal Food Drug and Cosmetic Act (“FDCA”), administered by the FDA, medical devices are classified into one of three classes, Class I, Class II, or Class III, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory controls needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices may require premarket notification to the FDA.

Class II devices are moderate risk devices and are subject to the FDA’s general controls, and certain special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared to through the 510(k) or de novo process.

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

510(k) Marketing Clearance. To obtain 510(k) clearance, a premarket notification submission must be submitted to the FDA demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I (e.g., via the de novo classification process), or a device that was previously cleared through the 510(k) process. The FDA’s 510(k) review process usually takes from three to six months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to market the device.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, a de novo request or PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo or a PMA in the first instance, but the FDA can review that decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may take a wide range of enforcement actions, including, but not limited to, issuing a warning letter, withdrawing existing 510(k) clearance(s), and/or requesting a recall of the modified device. In addition, the manufacturer must cease marketing of the modified device until FDA has cleared or approved a new 510(k), de novo or PMA for the change, if ever. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

De Novo Process. If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act (“FDASIA”) in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting (under Section 513(f)(2) of the FDCA) manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. FDASIA sets a review time for FDA of 120 days following receipt of the de novo application, but FDA does not always meet this timeline and has publicly only committed to a review of 150 days for 50% of applications. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. If the FDA agrees with the down-classification, the de novo applicant will then receive authorization to market the device, and a classification regulation will be established for the device type. The device can then be used as a predicate device for future 510(k) submissions by the manufacturer or a competitor. In October 2021, FDA enacted regulations implementing the above-referenced FDCA provisions governing the de novo reclassification process.

Premarket Approval Process. Class III devices require submission through the PMA process before they can be marketed. The PMA process is more demanding than the 510(k) premarket notification process. Under the PMA pathway, the manufacturer must demonstrate that the investigational device is safe and effective for the target indication(s) for use, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials conducted under a valid investigational device exemption (“IDE”). The PMA must also contain, among other things, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.

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

Emergency Use Authorization. The Commissioner of the FDA, under delegated authority from HHS may, under certain circumstances, issue an EUA, that would temporarily permit the use of an unapproved medical device or unapproved use of an approved medical device. Before an EUA may be issued, the HHS Secretary must declare that circumstances exist to justify the authorization (referred to as an “EUA declaration”) based on one of the following grounds:

●

a determination by the Secretary of the Department of Homeland Security (“DHS”) that there is a domestic emergency, or a significant potential for a domestic emergency, involving a heightened risk of attack with a specified biological, chemical, radiological or nuclear agent or agents;

●

a determination by the Secretary of Defense that there is a military emergency, or a significant potential for a military emergency, involving a heightened risk to U.S. military forces of attack with a specified biological, chemical, radiological, or nuclear agent or agents;

●

a determination by the Secretary of HHS of a public health emergency that affects or has the significant potential to affect, national security or the health and security of U.S. citizens living abroad, and that involves a specified biological, chemical, radiological, or nuclear agent or agents, or a specified disease or condition that may be attributable to such agent or agents; or

●

the identification of a material threat, by the DHS Secretary pursuant to section 319F-2 of the Public Health Service (“PHS”) Act, that is sufficient to affect national security or the health and security of U.S. citizens living abroad.

In order for a medical countermeasure, such as an IVD (among others), to be the subject of an EUA, the FDA Commissioner must conclude that, based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing a disease attributable to the agents described above, that the product’s potential benefits outweigh its potential risks and that there is no adequate, approved alternative to the product.

Clinical Trials. Clinical trials are almost always required to support de novo or a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA notifies the manufacturer that the investigation may not begin or is subject to a clinical hold. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board ("IRB") for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the trial. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan.

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

Post-market Regulation. After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include (among others):

●	establishment registration and device listing with the FDA;

●	state licensure requirements for the manufacturing and distribution of medical devices;

●

FDA’s QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;

●

FDA labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced, provide adequate directions for use, and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

●

FDA regulations and guidance pertaining to clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of a supplement for certain modifications to PMA devices;

●

FDA’s medical device reporting ( “MDR”) regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

●

FDA’s correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

●	FDA regulations requiring Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations;

●

FDA post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device;

●	the federal Physician Sunshine Act and various state and foreign laws on reporting remunerative relationships with health care professionals, teaching hospitals, and other applicable entities;

●

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

●

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

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. With respect to any medical devices that we may commercialize in the U.S. in the future, our manufacturing processes, or those of any contract manufacturer that we engage, will be required to comply with the applicable portions of the QSR, which cover the methods and the facilities, controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties;

●	recalls, withdrawals, or administrative detention or seizure of our products;

●

operating restrictions or partial suspension or total shutdown of production (due to violations of the QSR or other applicable regulations) refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

●	withdrawing 510(k) clearances or PMA approvals that have already been granted;

●	refusal to grant export or import approvals for our products; or

●	criminal prosecution.

Regulation of Medical Devices in the EEA

Medical devices placed on the market in the European Economic Area ("EEA") must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices ("the Medical Devices Directive"). The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

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

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the E.U. Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Device Regulation will become applicable in May 2021. The new regulations:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

●	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market;

●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

●	set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the E.U.;

●	strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of:

●	design, development, and manufacturing;

●	product standards;

●	product safety;

●	product safety reporting;

●	marketing, sales, and distribution;

●	packaging and storage requirements;

●	labeling requirements;

●	content and language of instructions for use;

●	clinical trials;

●	record keeping procedures;

●	advertising and promotion;

●	recalls and field corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

●	import and export restrictions;

●	tariff regulations, duties, and tax requirements;

●	registration for reimbursement; and

●	necessity of testing performed in country by distributors for licensees.

The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

Federal, State, and Foreign Fraud and Abuse and Physician Payment Transparency Laws. In addition to FDA restrictions on marketing and promotion of drugs and devices, other federal and state laws may restrict our business practices if our products will be reimbursable under federal or state healthcare programs. These laws include, without limitation, foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

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

Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and/or imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Liability under the federal Anti-Kickback Statute may also arise because of the intentions or actions of the parties with whom we do business.

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

In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claim Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,803 to $23,607 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid, and other federal healthcare programs.

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

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and including implementing regulations (collectively, “HIPAA”) also created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Data Privacy and Security Laws. In the future, we may also be subject to various federal, state, and foreign laws that protect personal information including certain patient health information, such as the E.U. General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), and restrict the use and disclosure of patient health information, such as HIPAA, and analogous state laws, many of which apply more broadly than HIPAA, in the U.S.

HIPAA established uniform standards governing the conduct of certain electronic healthcare transactions and requires certain entities, called covered entities (as defined under HIPAA), to comply with standards that include the privacy and security of Protected Health Information (“PHI”). HIPAA also requires business associates (as defined under HIPAA), that may include  independent contractors or agents of covered entities that access, use or disclose PHI in connection with providing a service to or on behalf of a covered entity to enter into business associate agreements with the covered entity and to safeguard the covered entity’s PHI against improper use and disclosure.

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

HIPAA requires the notification of patients, and other compliance actions, in the event of a breach of unsecured PHI. If notification to patients of a breach is required, such notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, we would be required to report the improper use or disclosure to HHS which would post the violation on its website, and to the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $63,973 per violation, not to exceed an aggregate of $1.92 million per calendar year, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment.

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

Healthcare Reform. The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals, on both a national and state level, to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our medical products, to the extent any are authorized for commercialization in the United States.

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

Employees Update

As of June 30, 2022, we employed 14 employees, none of which were covered by any collective bargaining agreements.

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

Summary Risk Factors

Our business is subject to a number of risks, including those described at length below. The following is a summary of some of the principal risks we face:

●	Risks Related to Our Business and Industry

●	Legal and Regulatory Risks

●	Risks Related to Ownership of Our Common Stock

●	General Risks

Risks Related to Our Business and Industry

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of June 30, 2022, we had an accumulated deficit of approximately $215.7 million and reported a net loss of $8.3 million for the fiscal year 2022. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

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

These business units can be expected to experience continued operating losses until they can generate sufficient revenues to cover their operating costs. Furthermore, these business units may not be able to develop, manufacture, or market additional products in the future, and there can be no guarantee that future revenues will be significant, that any sales will be profitable, or that the business units will have sufficient funds available to complete their commercialization efforts. Any products and technologies developed and manufactured by our business units may require regulatory approvals prior to being made, marketed, sold, and used. Regulatory approval of any products may not be obtained. In particular, TSA approval is required to begin selling the TRACER 1000 in the United States and FDA clearance or approval is required to market the BreathTest-1000 in the United States. Obtaining approval from both TSA and FDA is a complex and lengthy process, and approvals for the TRACER 1000 and BreathTest-1000 may not be granted on a timely basis or at all, which would have a material adverse affect on our results of operations and financial condition.

We may need to raise additional capital to fund the operations of our business units and commercialize our products.

If our available cash resources and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products or the realization of other risks discussed in this Item1A. of this Form 10-K, we may be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing. There is no assurance we will be able to obtain future financing on commercially reasonable terms, or at all. In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	increase our sales and marketing efforts to drive market adoption of our products and address competitive developments;

●	fund development and marketing efforts of our existing products or any future products;

●	expand our technologies into additional markets;

●	acquire, license or invest in technologies and other intellectual property rights;

●	acquire or invest in complementary businesses or assets; and

●	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	our ability to achieve projected revenue growth;

●	the cost of expanding our operations, including production capacity;

●	our rate of progress in launching and commercializing new products, and the cost of the sales and marketing activities associated with increasing sales of our existing instruments and products;

●	our rate of progress in, and cost of research and development activities associated with, products in research and development;

●	the effect of competing technological and market developments;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

●	costs related to domestic and international expansion; and

●	the potential cost of and delays in product development as a result of any regulatory oversight that may be applicable to our products.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any preferred equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by borrowing debt, such debt would have rights, preferences and privileges senior to those of holders of our common stock. The terms of such debt could impose significant restrictions on our operations. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us or commit to future payment streams. Market volatility resulting from the COVID-19 pandemic or other factors may further adversely impact our ability to raise capital as and when needed. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to obtain patents, other intellectual property protection or licenses for the technologies contained in the products we develop.

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

●

the governmental approval process could be lengthy, time consuming and is inherently unpredictable, and we cannot guarantee that the required approvals for our products, including FDA approvals, will be granted on a timely basis or at all or that we will ever have a marketable product;

●

customers must be persuaded that using our products are effective alternatives to other existing detection methods available for COVID-19 and other infections in order for our products to be commercially successful;

●

if we fail to comply with applicable FDA regulations, our premarket submissions could be adversely affected, and we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Medical-device development involves a high degree of risk and uncertainty, and our potential products may not be successfully developed, achieve their intended benefits, receive full market authorization, or be commercially successful. Moreover, as the COVID-19 pandemic persists and further information continues to develop, we are learning of increased risks and uncertainties in developing and commercializing new products and services in these unprecedented and evolving circumstances.

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

As we introduce any new and potentially promising product or service or improve existing products or services with new features or components, companies possessing competing technologies, or other companies owning patents or other intellectual property rights, may be motivated to assert infringement claims in order to generate royalty revenues, delay or diminish potential sales, and challenge our right to market such products or services. Even if successful in defending against such claims, patent and other intellectual property related litigation is costly and time consuming. In addition, we may find it necessary to initiate litigation in order to protect our patent or other intellectual property rights, and even if the claims are well-founded and ultimately successful, such litigation is typically costly and time-consuming and may expose us to counterclaims, including claims for intellectual property infringement, antitrust, or other such claims. Third parties could also obtain patents or other intellectual property rights that may require us to either redesign products or, if possible, negotiate licenses from such third parties. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions, or could require us to seek licenses from third parties, and if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, importing, distributing, selling, or using certain products, any one of which could have a material adverse effect on us. In addition, some licenses may be non-exclusive, which could provide our competitors access to the same technologies. Under any of these circumstances, we may incur significant expenses.

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

Our manufacturing operations are dependent upon third party suppliers, including single source suppliers, making us vulnerable to external factors such as supply shortages and price fluctuations, which could harm our business.

We are subject to the risks inherent in the manufacturing of our products, including industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, as well as global shortages, disruptions in supply chain and loss or impairment of key suppliers, as well as natural disasters and other external factors over which we have no control. Our products contain several critical components, including certain electrical components such as specialized cables and specialized pumps. Some of the suppliers of critical components or materials are single source suppliers. Although we believe there are suitable alternative suppliers for these components, the replacement of existing suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. We do not have supply agreements with certain suppliers of these critical components and materials beyond purchase orders and, although we maintain a safety stock inventory for certain critical components, forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems with these suppliers. There can be no assurance that our supply of components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, loss of any critical component provided by a single source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.

In addition, several other non-critical components and materials that comprise our products are currently manufactured by a single supplier or a limited number of suppliers. In certain of these cases, we have not yet qualified alternate suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products unless and until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

●	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

●	trade disputes or other political conditions or economic conditions;

●

delays in the manufacturing operations of our suppliers, or in the delivery of parts and components to support such manufacturing operations, due to the impact of public health issues, endemics or pandemics, such as COVID-19;

●	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

●	a lack of long-term supply arrangements for key components with our suppliers;

●	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

●	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;

●	a modification or change in a manufacturing process or part that unknowingly or unintentionally negatively impacts the operation of our platform;

●	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

●	delay in delivery due to our suppliers prioritizing other customer orders over ours;

●	damage to our brand reputation caused by defective components produced by our suppliers;

●	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and

●	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

Any interruption in the supply of components or materials, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could result in increased costs and impair our ability to meet the demand of our customers, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

Changes in foreign currency exchange rates may negatively affect our financial condition and results of operations.

As a result of the scope of our foreign sales and foreign operations, including in connection with the sale of the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we face significant exposure to movements in exchange rates for foreign currencies, particularly the Euro. Moreover, certain of our products are sold internationally in U.S. dollars; if the U.S. dollar strengthens, the relative cost of these products and services to customers located in foreign countries would increase, which could adversely affect export sales. In addition, most of our financial obligations must be satisfied in U.S. dollars. Our exposures to changes in foreign currency exchange rates may change over time as our business practices evolve and could result in increased costs or reduced revenue and could adversely affect our cash flow. Changes in the relative values of currencies occur regularly and may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate this exposure.

Repair or replacement costs due to warranties we provide on our products could have a material adverse effect on our business, financial condition and results of operations.

We provide our customers with warranties on the products we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates as well as significantly higher sales and the introduction of new products could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated. As of June 30, 2022, we had accrued a balance of $50 thousand relating to product warranty provision, representing a surplus of estimated warranty expenses over actual expenses for the fiscal year 2022. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

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

The medical technology industry is regulated extensively by governmental authorities, principally the FDA, and state regulatory agencies with oversight of various aspects of drug and device distribution, sale, and use. The regulations are very complex, have become more stringent over time, and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other federal and state governmental agencies regulate numerous elements of our business, including:

●	product design and development;

●	pre‑clinical and clinical testing and trials;

●	product safety;

●	establishment registration and product listing;

●	labeling and storage;

●	marketing, manufacturing, sales and distribution;

●	pre‑market clearance or approval;

●	servicing and post‑marketing surveillance, including reporting of deaths or serious injuries and malfunctions that, if they recurred, could lead to death or serious injury;

●	advertising and promotion;

●	post‑market approval studies;

●	product import and export; and

●	recalls and field‑safety corrective actions.

Before we can market or sell a new medical device, such as the BreathTest-1000, in the United States, we must obtain either clearance under Section 510(k) of the FDCA, grant of a de novo classification request, or approval of a pre‑market approval, or PMA, application from the FDA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device (in most cases Class II devices, with a few exceptions), with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Class III devices approved under the PMA process cannot serve as predicates. Clinical data are sometimes required to support substantial equivalence. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate (in other words, the applicant must justify the “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk). The PMA process requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life‑sustaining, life‑supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The 510(k), de novo, and PMA processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from 3 to 12 months, but may take longer. The FDA’s stated goal is to review de novo classification requests within 150 days, 50% of the time, but in reality the process for many applicants generally takes even longer, up to a year or more. The process of obtaining a PMA is much more costly, rigorous, and difficult than the 510(k) clearance process and generally takes from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances, approvals, and emergency use authorization to market a medical device can be costly and time‑consuming, and we may not be able to obtain these clearances, approvals, or authorizations on a timely basis, or at all for our proposed products.

We expect that our BreathTest-1000 product candidate will undergo FDA premarket review via the 510(k) process. If the FDA requires us to go through a lengthier, more rigorous examination for marketing authorization of the BreathTest-1000 or future modifications to the BreathTest-1000, if cleared by the FDA, than we had expected, our commercialization plans could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. In addition, the FDA may determine that future products, as applicable, will require the more costly, lengthy and uncertain PMA process. Although we do not currently intend to develop or market any devices under a PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future product candidates, if applicable. Further, even where a PMA is not required, we cannot assure you that we will be able to obtain any 510(k) clearances with respect to the BreathTest-1000 or other future product candidates that we may develop, if any.

The FDA can delay, limit or deny clearance, approval, or authorization of a device for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that our products meet the definition of “substantial equivalence” or meet the standard for the FDA to grant a petition for de novo classification;

●	we may not be able to demonstrate that our products are safe and effective for their intended uses;

●	the data from our pre-clinical studies (bench and/or animal) and/or clinical trials may be insufficient to support clearance, approval, or authorization; and

●	the manufacturing process or facilities we use may not meet applicable requirements.

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

Commercialization of the BreathTest-1000 may require an EUA, FDA clearance of a 510(k) premarket notification submission, and/or authorization of a de novo submission. The process for submitting and obtaining FDA clearance of a 510(k), authorization of a de novo submission, or EUA can be expensive and lengthy. The FDA’s review process can take several months or longer, and we may not be able to obtain FDA clearance, de novo authorization, or Emergency use Authorization for the BreathTest-1000 on a timely basis, if at all. The FDA’s refusal of, or any significant delays in receiving 510(k) clearance, de novo authorization, or Emergency use Authorization of the BreathTest-1000, would have an adverse effect on our ability to expand our business. Thus far, we have not performed any clinical testing of the BreathTest-1000, which will likely be required before the device can be marketed. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance, approval, or authorization. In addition, any other delays in the development of the BreathTest-1000, for example, unforeseen issues during product validation, would have an adverse effect on our ability to commercialize the BreathTest-1000.

FDA’s policy with respect to Emergency Use Authorizations is evolving and may limit the ability for medical products, including the BreathTest-1000, to be eligible for commercialization under an Emergency Use Authorization.

We intend to submit an application with the FDA for EUA for the BreathTest-1000. The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. If we are granted an Emergency Use Authorization for the BreathTest-1000 for the diagnosis of COVID-19, we would be able to temporarily commercialize the BreathTest-1000 for the diagnosis of COVID-19 prior to FDA clearance or authorization of a 510(k) or de novo submission, respectively, provided that we do so in accordance with the specific conditions set forth in the EUA. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for an EUA and require additional pre-clinical, clinical or other studies and refuse to approve our application. In addition, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place. Further, the FDA’s policy with respect to EUAs related to COVID-19 is continuously evolving and may in the future limit the ability for medical products, including the BreathTest-1000, to be eligible for an EUA. If we are unsuccessful in obtaining an EUA for the BreathTest-1000 in a timely manner or at all, or if any granted EUA is revoked after a short period of time, it could have a material adverse effect on our future business, financial condition, operating results and cash flows.

We and our suppliers may not meet regulatory quality standards applicable to our device-manufacturing processes, which could have an adverse effect on our business, financial condition, and results of operations.

As a prospective medical device manufacturer, if BreathTest-1000 or any other device(s) we may successfully develop in the future is approved or cleared for commercialization in the United States, we will need to register with the FDA and will be subject to periodic inspection by the FDA for compliance with the QSR, including requirements pertaining to design controls, product validation and verification, in-process testing, quality control and documentation procedures, labeling, among numerous others. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through routine and unannounced inspections by the FDA. Any product and component suppliers we may engage in connection with the manufacture and/or distribution of any medical device(s) for which we obtain FDA clearance or approval, if any, will also be required to meet certain standards applicable to their manufacturing processes, and we may be held responsible for any failure to do so by any such suppliers or vendors.

We cannot assure you that we or our current or future suppliers or vendors will comply with all regulatory requirements. The failure by us or one of our suppliers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, until a new supplier has been identified and evaluated. Our failure, or any product or component supplier’s failure, to comply with applicable regulations could result in a wide range of FDA enforcement actions against us, including warning letters, fines, recalls, injunctions, civil penalties, adverse action against marketing applications, product seizure or detention, operating restrictions, and criminal prosecution, any of which could harm our business.

If the BreathTest-1000 or any other device candidates are cleared for commercialization in the United States via the 510(k) process, product modifications may require new 510(k) clearances, de novo submissions, or pre‑market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

Any modification to any 510(k)‑cleared device that we may market in the future, including the BreathTest-1000 if we are able to complete development and obtain FDA clearance for any indication(s) for use, as applicable, could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a de novo or PMA. The FDA requires every manufacturer to make this determination in the first instance, and provides some guidance on decision making, but the FDA may review any manufacturer’s decision at any time. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novo submissions or PMAs for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Once our BreathTest-1000 or any other device candidate we may develop in the future, if any, is cleared or approved by FDA for marketing in the United States, if ever, we may be liable if the FDA or other U.S. enforcement agencies determine we have engaged in the off‑label promotion of such products or have disseminated false or misleading labeling or promotional materials.

If the BreathTest-1000 or any other device candidate we may successfully develop and commercialize in the future, if any, is approved or cleared by FDA for marketing in the United States, the promotional materials, labeling, and related training methods must comply with applicable regulations prohibiting promotional communications that are inconsistent with the approved or cleared marketing submission(s) for the applicable product(s), or “off‑label” promotion, as well as any false or misleading statements, among various other types of promotional claims, depending on the circumstances, content, audience, and other factors. For example, the FDA and/or FTC could conclude that a performance claim about a medical device is misleading if it determines that there is inadequate substantiation for the claim. If the FDA determines that future promotional materials or training promote an off‑label use or make false or misleading claims about our commercial device(s), if any, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they determine that our promotional or training materials promote an unapproved use or make false or misleading claims, which could result in significant fines or penalties. Violations of the FDCA may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws, which may lead to costly penalties and may adversely impact our business. Recent court decisions have impacted FDA’s enforcement activity regarding off-label promotion in light of First Amendment Considerations; however, there are still significant risks in this area, in part due to the potential for False Claims Act exposure. In addition, the off‑label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation. Similarly, until we have one or more commercially available, FDA-cleared or approved devices in the United States, if ever, we are prohibited from promoting or marketing the BreathTest-1000 for any indication(s) for use or any other investigational devices. We could be subject to the same wide range of enforcement actions described above if we are found in violation of FDA’s prohibition on pre-approval promotion of an investigational device.

Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain reimbursement for our products or regulatory clearance or approval of our future products, if any, and to produce, market and distribute those products after clearance or approval is obtained.

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

In the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that restrict or regulate post‑approval activities, which may affect our ability to profitably sell product candidates for which we obtain marketing approval, if any. Such government‑adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from third‑party payors.

Our financial performance may be adversely affected by medical device tax provisions in healthcare reform laws.

The Patient Protection and Affordable Care Act (the “PPACA”) imposed, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States. Under these provisions, the Congressional Research Service predicted that the total cost to the medical device industry may be up to $20 billion over a decade. The Internal Revenue Service issued final regulations implementing the tax in December 2012, which required, among other things, bi-monthly payments and quarterly reporting. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law in December 2015, included a two-year moratorium on the medical device excise tax. A second two-year moratorium on the medical device excise tax was signed into law in January 2018 as part of the Extension of Continuing Appropriations Act, 2018 (Pub. L. 115-120), extending the moratorium through December 31, 2019. On December 20, 2019, as part of the Further Consolidated Appropriations Act, 2020 H.R. 1865 (Pub. L. 116-94), President Trump signed into law a permanent repeal of the medical device tax under the PPACA such that sales of taxable medical devices after December 31, 2015 are not subject to the tax; however, there is no guarantee that Congress or the President will not reverse course in the future. If such an excise tax on sales of our products in the United States is enacted, it could have a material adverse effect on our business, results of operations and financial condition.

The AgLAB line of business is subject to heightened regulatory scrutiny and may experience additional uncertainty, difficulties, and risks due to its involvement with cannabis and/or businesses or activities relating to cannabis, particularly to the extent such businesses or activities are found to violate the federal Controlled Substances Act (“CSA”).

The success of AgLAB’s business strategy depends, in large part, on the constantly evolving legal and regulatory landscape of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. To our knowledge, there are approximately 38 states that have legalized cannabis in some form, and additional states have pending legislation regarding the same; however, the risk remains that applicable federal and/or state laws governing cannabis-related activities and products may have a drastic impact on the industry as a whole, adversely impacting our business, results of operations, financial condition or prospects. The cannabis industry may come under the scrutiny or further scrutiny by the FDA, SEC, DEA, DOJ, state attorneys general, and various other federal and/or state or non-governmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or non-medical purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations, or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the cannabis industry may adversely affect our business prospects.

Further, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will protect our relevant current or future endeavors in the cannabis space, given the complex interplay between state and federal laws in this space. Additionally, there can be no assurances that any laws that would potentially protect cannabis-related operations will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the manufacture, sale, and/or use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected. It is also important to note that local and city ordinances may strictly limit and/or restrict disbursement of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry. Federal actions against individuals or entities engaged in the cannabis industry or a repeal of applicable cannabis related legislation could adversely affect us and our business prospects.

Due to the nature of AgLAB’s business and the fact that related contracts may involve cannabis and activities that may not be legal or may be subject to substantial uncertainty regarding their legality under U.S. federal law and in certain states and localities, we may face difficulties in enforcing certain contracts in federal courts (as well as courts in states with comparatively stringent or restrictive cannabis laws). The inability to enforce one or more contracts, as applicable, could have a material adverse effect on our business prospects.

Our ancillary participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us or our investments. Litigation, complaints, and enforcement actions involving either us or our investments could consume considerable amounts of financial and other corporate resources, which could have an adverse effect on our future cash flows, earnings, results of operations and financial condition.

We are subject to differing tax rates in several jurisdictions in which we operate, which may adversely affect our business, financial condition, results of operations and prospects.

We are subject to taxes in the United States and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the United States, may be subject to change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to income tax audits by federal, state and local tax authorities in the United States and tax authorities outside the United States. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities could have a material impact on the results of our operations.

Changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us.

The change in U.S. presidential administrations may alter the U.S.’s approach to international trade, which may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. We derive a significant portion of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On February 2, 2022, the intra-day sales price of our common stock fluctuated between a reported low sale price of $0.62 and a reported high sales price of $0.72. Throughout the fiscal year 2022, the closing sales price of our common stock has fluctuated between a reported low sales price of $0.43 and a reported high sales price of $1.31. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for companies such as ours in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;

●	the success of competitive products or technologies;

●	our continued compliance with the Nasdaq listing standards;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

●	actions taken by regulatory agencies with respect to our products, manufacturing process or sales and marketing terms;

●	the success of our efforts to acquire or in-license additional products or product candidates;

●	developments concerning our collaborations or partners;

●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	trading volume of our common stock;

●	sales of our common stock by us or our stockholders;

●	general economic, industry and market conditions; and

●

other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, recent increases are significantly inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value, including our loss per share of $0.17 for our fiscal year ended June 30, 2022. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.”  These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market, and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

We can sell additional shares of common stock without consulting shareholders and without offering shares to existing shareholders, which would result in dilution of shareholders’ interests in the Company and could depress our stock price.

Our Certificate of Incorporation authorizes 250,000,000 shares of common stock, of which 50,567,864 were outstanding as of June 30, 2022, and our Board is authorized to issue additional shares of our common stock. In addition, our Certificate of Incorporation authorizes 2,500,000 shares of “blank check preferred stock.” Shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Our Board has designated 300,000 shares as Series A Junior Preferred Stock, none of which are outstanding. The Board has also designated Series C and Series D Preferred Stock, of which no shares and 280,898 shares are outstanding, respectively, as of June 30, 2022.

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

These provisions of the bylaws are not a waiver of, and do not relieve anyone of duties to comply with, federal securities laws including those specifying the exclusive jurisdiction of federal courts under the Exchange Act and concurrent jurisdiction of federal and state courts under the Securities Act. Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought pursuant to the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to these provisions. These provisions may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware, or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court were to find our choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our common stock is currently listed for trading on the Nasdaq Capital Market. We must satisfy the Nasdaq Capital Market’s continued listing requirements, risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On December 21, 2021, we received a deficiency letter from Nasdaq indicating that, based upon the closing bid price of our common stock over the preceding 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share (the “Bid Price Requirement”) required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter indicated that we had a period of 180 calendar days, or until June 20, 2022 (the “First Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A) by having our common stock meet a closing bid price of at least $1.00 for a minimum of ten consecutive business days during the First Compliance Period.

We determined that we would not be in compliance with the minimum Bid Price Requirement by June 20, 2022. As a result, we notified Nasdaq and applied for an extension of the compliance period, as permitted under the original notification. In the application, we indicated that we met the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and provided written notice of our intention to cure the deficiency during the second compliance period of an additional 180 days by effecting a reverse stock split, if necessary. On June 27, 2022, we received notification from Nasdaq that the date to achieve compliance has been extended an additional 180 days until December 19, 2022 (the “Second Compliance Period”). We plan to carefully assess potential actions to regain compliance during the Second Compliance Period.

To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the Second Compliance Period. If we fail to regain compliance on or prior to December 19, 2022, our stock will be delisted by Nasdaq, unless we timely appeal for a hearing before a Nasdaq Hearings Panel. The request for a hearing will stay any suspension or delisting action pending the issuance of the decision of the Nasdaq Hearings Panel following the hearing and the expiration of any additional extension granted by the Nasdaq Hearings Panel. There continues to be no immediate effect on the listing of our common stock, which continues to trade on the Nasdaq Capital Market under the symbol “ASTC.” However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement under Nasdaq Listing Rule 5550(a)(2).

If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

General Risks

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations, and/or cash flows.

We face various risks related to health epidemics, pandemics, and similar outbreaks, including the global outbreak of COVID-19 and its multiple variants. The COVID-19 pandemic had numerous negative consequences for our business, including a reduction in demand for certain of our security screening products and services caused by a significant reduction in airline passenger traffic. To slow and limit the transmission of COVID-19, governments across the world imposed air travel restrictions and businesses and individuals canceled air travel plans. These restrictions and cancelations reduced demand for security screening products and related services at airport checkpoints globally as the number of airline passengers requiring screening fell. The pandemic also hampered our ability to meet with our customers and prospective customers and created supply chain challenges as certain components had longer lead times. The continued spread of COVID-19 and COVID variants also led to disruption and volatility in the global capital markets, which increased the cost of capital and adversely impacted access to capital. While such negative impacts to our business have subsided to some degree, there is risk that new strains of COVID-19 may become more prevalent and cause an extension of or additional negative consequences. In addition, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These costs may not be recoverable or adequately covered by insurance.

It is possible that the continued spread of COVID-19 and COVID variants could also further cause delay, or limit the ability of customers to perform, including in making timely payments to us; cause delay in regulatory certification testing of our instruments; and cause other unpredictable events. If any of our supply chain phases were interrupted or terminated, we could experience delays in our product development including the availability of products for clinical testing. The occurrence of one or more of these items could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. The effects of the COVID-19 pandemic may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Increased costs associated with corporate governance compliance may significantly impact our results of operations.

As a public company, we incur significant legal, accounting, and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC, and Nasdaq. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations, and as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate, and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting, which we may be required to include in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act, and could harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. If we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results, and the price of our common stock could decline. We are required to comply with certain of the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment needs to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting or if we are unable to complete our evaluation, testing, and any required remediation in a timely fashion, we will be unable to assert that our internal control over financial reporting is effective. These developments could make it more difficult for us to retain qualified members of our Board of Directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Astrotech currently leases a research and development facility of approximately 5,960 square feet in Austin, Texas that includes a laboratory, a small production shop, and offices for staff, although our accounting and administrative employees continue to work remotely. The lease commenced on June 1, 2021 and has a lease term of 36 months.

In May 2013, 1st Detect completed build-out of a 16,540 square foot leased research and development and production facility in Webster, Texas (the “Webster Lease”). On March 30, 2021, we announced that we engaged Sanmina to manufacture our products. As we transitioned to contract manufacturing, we allowed the Webster Lease to expire on its expiration date of April 30, 2021 and consolidated our entire operations in Austin, Texas.

Astrotech also previously leased corporate office space consisting of 5,219 square feet in Austin, Texas that housed executive management, finance and accounting, sales, and marketing and communications. The lease began in November 2016 and originally expired in December 2023. On August 3, 2020, we decided to terminate the lease as part of an overall plan to optimize our cash flows in the COVID-19 era. We anticipate that the termination of this lease will save the Company an estimated $1.2 million over the original lease term.

During fiscal year 2022, Astrotech had one existing facility lease and several equipment leases. We believe that our current facility and equipment are well maintained, in good condition, and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that we improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to our Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. We investigated those allegations and do not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective. Nevertheless, to resolve any uncertainty, on April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law. On October 6, 2021, the Delaware Court of Chancery granted our request and confirmed and validated the 2020 Certificate Amendment. Thereafter, a settlement in principle was reached with the Plaintiffs in the Stein Action and the parties to the Stein Action presently anticipate presenting the settlement for approval on December 12, 2022.

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

We have 250,000,000 shares of common stock authorized for issuance. As of September 13, 2022, we had 50,630,849 shares of common stock outstanding, which were held by approximately 130 holders of record. This number does not include beneficial or other owners for whom common stock may be held in “street” name. The last reported sale price of our common stock as reported by The Nasdaq Capital Market on September 13, 2022 was $0.47 per share.

Sales of Unregistered Securities

None.

Item 6.    Reserved

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

Business Overview

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” the “Company,” “we,” “us,” or “our”), a Delaware corporation organized in 1984, is a mass spectrometry company that launches, manages, and commercializes scalable companies based on its innovative core technology through its wholly-owned subsidiaries:

●	Astrotech Technologies, Inc. (“ATI”) owns and licenses the intellectual property related to the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”).

●

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives trace detectors capable of also detecting narcotics. It was developed for use at airports, cargo and other secured facilities, and borders worldwide. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications.

●

AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation processes. AgLAB holds an exclusive AMS Technology license from ATI for agriculture applications.

●

BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. Long recognized as the gold standard in chemical detection, mass spectrometry has historically been considered to be too costly, bulky, and cumbersome. In contrast, the AMS Technology has been designed to be comparatively inexpensive, small, and easy to use. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 23 granted patents and one additional patent in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis applications.

ATI has contracted with Sanmina Corporation (“Sanmina”), a leading contract manufacturer with a worldwide presence, to manufacture our mass spectrometer products. Leveraging their expertise, Sanmina has helped to improve the manufacturability and reliability of our systems.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We further believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. We are currently selling the TRACER 1000 to customers who accept ECAC certification. We have deployed the TRACER 1000 in approximately 20 locations in 11 countries throughout Europe and Asia.

On August 25, 2021, 1st Detect announced that it secured an important landmark purchase order from a distributor for the TRACER 1000, representing the first units to be deployed at an airport security checkpoint for passenger screening. These systems were sold to the customer during the second quarter of fiscal year 2022.

In the United States, we are working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, we announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with TSA for passenger screening at airports. On November 14, 2019, we announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. Following ECAC certification and our early traction within the cargo market, testing for cargo security continued with the TSA. With the onset of the COVID-19 pandemic, all testing within the TSA was put on hold; however, we resumed cargo testing during the summer of 2020, and we subsequently announced on September 9, 2020, that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. Due to delays caused by COVID-19, TSA cargo detection testing is ongoing, but has proceeded much more slowly than originally anticipated. As a result, efforts are primarily focused on our other opportunities. TSA cargo detection testing is the final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation processes. The AgLAB product line is a derivative of our core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use. AgLAB recently completed several successful field trials to demonstrate that the AgLAB-1000-D2™ can be used in the distillation process to significantly boost the potency and weight yields of THC and CBD oil manufacturing. We plan to launch a family of “process control” instruments, methods, and solutions that we believe could be valuable additions to many nutraceutical extraction and distillation laboratories.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis, is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. While vaccines have been deployed to mitigate the most serious effects of COVID-19, many people remain unvaccinated and new variants continue to pose a significant and evolving threat. New tools to aid in the battle against COVID-19 and other diseases remain of the utmost importance to help more quickly identify that an infection may be present, and BreathTech, in conjunction with Cleveland Clinic, is developing a quick and easy to use device to help determine the presence of infections.

In June 2022, we expanded our existing study that initially focused on COVID-19 with Cleveland Clinic to use the BreathTest-1000 to screen for a variety of diseases spanning the entire body. The project will focus on detecting bloodstream infections, respiratory infections such as influenza types A and B and respiratory syncytial virus (“RSV”), carriage of Staphylococcus aureus, and Clostridioides difficile (“C. diff”) infections.

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

We continue to manage production, to secure alternative supplies where available, and to take other proactive actions. We believe that we will be able to pass the inflation caused by raw materials shortages and increased shipping costs to our customers by increasing the price of our instruments. If supply chain shortages become more severe or longer term in nature, our business and results of operations could be adversely impacted; however, we do not expect this issue to materially adversely affect our liquidity position. The long-term impact of the COVID-19 pandemic on our business may not be fully reflected until future periods.

We continue to evaluate the current and potential impact of the pandemic on our business, results of operations, and consolidated financial statements. We also continue to actively monitor developments and business conditions, including those that may be related to additional COVID-19 variants and other diseases, that may cause us to take further actions that alter business operations as may be required by applicable authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

On March 27, 2020, the CARES Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll taxes, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The most significant relief measures which we qualified for are a loan pursuant to the Paycheck Protection Program for which we have received full forgiveness, alternative minimum tax credit refunds, employee retention credit, and payroll tax deferral. The payroll tax deferral was effective from the enactment date through December 31, 2020, and the deferred amount will be repaid in two installments. 50% of the deferred amount has been paid as of December 31, 2021, and the remainder will be due by December 31, 2022. The deferred payroll taxes are recorded within accrued liabilities on the condensed consolidated balance sheets.

We will continue to assess the treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to us, and the potential impacts on our business.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that directly affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. A critical accounting estimate is one that involves a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management continuously evaluates its critical accounting policies and estimates, including those used in evaluating the recoverability of long-lived assets, recognition of revenue, valuation of inventory, and the recognition and measurement of loss contingencies, if any. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We adopted the provisions of Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“Topic 606”) in fiscal year 2019. Under Topic 606, we recognize revenue when our customers obtain control of the goods, warranty services are delivered, or performance obligations are met.

Revenue for our product sales is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue related to extended product warranty arrangements is deferred and recognized over time, as services are delivered. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as we satisfy each performance obligation. As part of the accounting for arrangements under Topic 606, we must use significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the standalone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We also use judgment to determine whether milestones or other variable consideration should be included in the transaction price as described below. The transaction price is allocated to each performance obligation based on the relative stand-alone selling price of each performance obligation in the contract, and we recognize revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.

The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. Management estimates the standalone selling price of each of the identified performance obligations in our customer contracts, maximizing the use of observable inputs. Because we have not sold the same goods or services in our contracts separately to any customers on a standalone basis and there are no similar observable transactions in the marketplace, we estimate the standalone selling price of each performance obligation in our customer arrangements based on observable independent pricing of our products when available or, if unavailable, our estimate of costs to be incurred to fulfil our obligations associated with the performance, plus a reasonable margin.

We determined that our only contract liability under Topic 606 is deferred revenue. Amounts received prior to revenue recognition are recorded as deferred revenue in the consolidated balance sheets. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

We recognize revenue on product sales to customers when the transfer of control happens. We recognize revenue on training when the service has been rendered. We include a standard one-year warranty with our product sales. These standard warranties are accounted for at the time product revenues are recognized. We also offer warranty extensions for an additional fee. Revenue related to warranty extensions is recognized on a straight-line basis over the term. Product revenues are recorded net of variable consideration, including discounts.

Impairment of Long-lived Assets

We review the carrying amount of our long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or an asset group may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. For purposes of recognition of impairment for long-lived assets, we group assets and liabilities at the lowest level for which cash flows are separately identifiable.

Valuation of Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We reserve or write down inventory for estimated obsolescence, inventory in excess of reasonably expected sales, or unmarketable inventory, in an amount equal to the difference between the cost of inventory and the estimated market value, based upon assumption about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory adjustments may be required. Inventory impairment charges establish a new cost basis for inventory and charges are not reversed subsequently to income, even if circumstances later suggest that increased carrying amounts are recoverable.

Warranty Provision

The standard warranty periods we provide for our products can range from one to seven years. We establish reserves for estimated product warranty costs at the time revenue is recognized based upon our historical warranty experience, and for any known or anticipated product warranty issues. Our warranty obligations are impacted by a number of factors, including historical warranty costs, actual product failure rates, service delivery costs, and the use of materials. If our actual results are different from our assumptions, increases or decreases to warranty reserves could be required, which could impact our cost of revenue and gross margins.

Results of Operations for the Years Ended June 30, 2022 and 2021

Selected financial data for the fiscal years ended June 30, 2022 and 2021 of our operations are as follows:

	Years Ended June 30,
(In thousands)	2022	2021	Variance
Revenue	$869	$334	$535
Cost of revenue	677	298	(379)
Gross profit	192	36	156
Gross margin percentage	22%	11%	11%
Operating expenses
Selling, general and administrative	6,006	4,741	(1,265)
Research and development	2,781	2,692	(89)
Disposal of corporate lease	—	513	513
Total operating expenses	8,787	7,946	(841)
Other income and (expense), net	265	(235)	500
Gain from extinguishment of debt - PPP loan	—	542	(542)
Income tax benefit	—	—	—
Net loss	$(8,330)	$(7,603)	$(727)
Net unrealized losses, net of zero tax expense	(1,176)	(23)	(1,153)
Total comprehensive loss	$(9,506)	$(7,626)	$(1,880)

Revenue – Total revenue increased significantly by $535 thousand, or 160.2%, to $869 thousand for the fiscal year ended June 30, 2022, compared to $334 thousand for the fiscal year ended June 30, 2021. All of the fiscal year 2022 revenue was comprised of sales related to our TRACER 1000 units to distributors to the airport security market and DHL (Deutsche Post AG). In fiscal year 2021, all of our revenue was related to sales of the TRACER 1000 to DHL (Deutsche Post AG) and distributors.

Cost of Revenue and Gross Profit – Cost of revenue is comprised of labor, materials, shipping, warranty reserve, and overhead allocation related to the sale of TRACER 1000 units. Gross profit is comprised of revenue less cost of revenue. Cost of revenue increased $379 thousand, or 127.2%, for the fiscal year ended June 30, 2022, compared to the year ended June 30, 2021, due to the increase in revenue described above. Gross profit increased $156 thousand, or 433.3%, and gross margin increased to 22% during the fiscal year ended June 30, 2022, compared to the year ended June 30, 2021, as we have increased production and benefited from associated volume discounts. Further, we have benefited from implementing specific enhancements to our technology that have improved the reliability of our systems.

Operating Expenses – Our operating expenses increased $841 thousand, or 10.6%, during the fiscal year ended June 30, 2022, compared to the fiscal year ended June 30, 2021. Significant changes to operating expenses include the following:

•

Selling, General and Administrative Expenses – Our selling, general and administrative expenses increased by $1.3 million, or 26.7%, for the year ended June 30, 2022, compared to the year ended June 30, 2021. This is due to an increase in restricted non-cash equity compensation for employees to incentivize long-term employee retention, director fees for our lead independent director, and legal expenses related to our ongoing derivative litigation.

•

Research and Development Expenses – Research and development expenses increased $89 thousand, or 3.3%, for the year ended June 30, 2022, compared to the year ended June 30, 2021, largely driven by an increase in expenses related to contractors and consultants and equipment for development of our BreathTech and AgLAB products.

•

Disposal of long-lived assets decreased $513 thousand due to the termination of our corporate office lease and the disposal of the leasehold improvement assets and ROU assets and lease liabilities associated with that lease in fiscal year 2021. As a result of this termination, our net cash savings over the remainder of the lease was estimated to be approximately $870 thousand.

Other income and (expense), net – Other income, net for the year ended June 30, 2022 was $265 thousand compared to other expense, net of $235 thousand for the year ended June 30, 2021. During fiscal year 2022, other income and expense, net was driven by increased income earned on short-term, capital-preservation investments as interest rates have increased and a reduction of interest expense from the partial payment of related party notes in September 2021 which was the primary driver of the prior year other expense, net.

Gain from extinguishment of PPP loan – We received full forgiveness of our PPP promissory note from the Small Business Administration in April 2021.

Income Taxes – Our income tax benefit did not change for the year ended June 30, 2022, compared to the year ended June 30, 2021. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the fiscal year 2021, we successfully completed several public offerings of our common stock, raising net proceeds of approximately $67.6 million which will be used to satisfy our short-term and long-term capital needs. We expect that our short- and long-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense associated with rollout of our AgLAB and BreathTech products to commercial customers, additional research and development expenses associated with expanding our product offerings, and expenses associated with being a public company. Our short-term capital expenditure needs relate primarily to the expansion of our research and development capabilities and optimization of existing business processes. We believe that our cash and cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements are issued.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development efforts and expand our business efforts. Furthermore, we have incurred and will continue to incur additional costs as a result of being a public company. Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs, or future commercialization efforts.

Because of the numerous risks and uncertainties associated with our research and development efforts, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

●	future research and development efforts;

●	our ability to enter into and terms and timing of any collaborations, licensing agreements, or other arrangements;

●	the costs of sales, marketing, distribution and manufacturing efforts;

●	our headcount growth and associated costs as we expand our business;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

●	the costs of operating as a public company.

Until such time, if ever, as we can generate positive cash flows from operations, we expect to finance our additional cash needs through a combination of equity offerings, debt financing, equity financing, merging, or engaging in a strategic partnership. To the extent that we raise additional capital through the sale of equity, our existing stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity offerings, debt financings, equity financing or engaging in a strategic partnership, we may be required to delay, limit, or reduce our expansion efforts.

Consolidated Balance Sheet

Total assets for the year ended June 30, 2022 were $56.2 million compared to total assets of $65.6 million as of the end of fiscal year 2021. The following table sets forth the significant components of the consolidated balance sheet as of June 30, 2022, compared with June 30, 2021:

	Years Ended June 30,
(In thousands)	2022	2021	Variance
Assets:
Current assets	$54,950	$65,110	$(10,160)
Property and equipment, net	1,098	263	835
Operating leases, right-of-use asset, net	162	249	(87)
Other assets, net	11	11	—
Total	$56,221	$65,633	$(9,412)
Liabilities and stockholders’ equity:
Current liabilities	$2,682	$4,211	$(1,529)
Lease liabilities, net of current portion	303	215	88
Stockholders’ equity	53,236	61,207	(7,971)
Total	$56,221	$65,633	$(9,412)

Current assets – Current assets decreased $10.2 million as of June 30, 2022, compared to June 30, 2021, as a result of cash used for continuing operating expenses and for the partial repayment of the related party notes.

Property and equipment, net – Property and equipment increased $835 thousand as of June 30, 2022, compared to June 30, 2021, due to purchases of R&D equipment relating to our BreathTech and AgLAB product development as well as the addition of leasehold improvement assets related to our R&D facility in Austin.

Operating leases, right-of-use asset – Operating leases, right-of-use asset decreased $87 thousand as of June 30, 2022, compared to June 30, 2021, due to the ongoing amortization of our ROU assets.

Current liabilities – Current liabilities decreased $1.5 million as of June 30, 2022, compared to June 30, 2021, due to a decrease in related party notes payable, partially offset by an increase in accrued payroll related expenses.

Other long-term liabilities – Other long-term liabilities increased $88 thousand for the year ended June 30, 2022, compared to June 30, 2021, due to an increase in non-current lease liabilities related to a financing lease for R&D equipment.

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Years Ended June 30,
(In thousands)	2022	2021	Variance
Change in cash and cash equivalents:
Net cash used in operating activities	$(6,792)	$(7,398)	$606
Net cash used in investing activities	(596)	(27,585)	26,989
Net cash (used in) provided by financing activities	(2,095)	67,570	(69,665)
Net change in cash and cash equivalents	$(9,483)	$32,587	$(42,070)

Cash and Cash Equivalents

At June 30, 2022, we held cash and cash equivalents of $26.4 million and our net working capital was approximately $52.3 million. At June 30, 2021, we held cash and cash equivalents of $35.9 million and our net working capital was approximately $60.9 million. Cash and cash equivalents decreased by approximately $9.5 million during the year ended June 30, 2022, due to funding our continuing operating expenses as well as partial repayment of the related party notes.

Operating Activities

Net cash used in operating activities was $6.8 million for the year ended June 30, 2022, compared to cash used in operating activities of $7.4 million for the year ended June 30, 2021. This decrease was caused by less inventory purchases in fiscal year 2022 compared to 2021, partially offset by a decrease in accounts payable as well as the receipt of an alternative minimum tax credit in the prior period.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2022 decreased $27.0 million, compared to the year ended June 30, 2021. The decrease in cash used in investing activities was due to purchasing short-term available-for-sale investments in the fourth quarter of fiscal year 2021.

Financing Activities

Cash used in financing activities was $2.1 million for the year ended June 30, 2022, compared to cash provided by financing activities of $67.6 million for the year ended June 30, 2021. This change in cash for financing activities was the result of the sale of common stock through equity offerings in fiscal year 2021, compared to the repayment of the principal amount of $1.0 million and accrued interest of $172 thousand on the 2020 Note (as defined below) and $1.0 million of the principal amount and $330 thousand of accrued interest on the 2019 Note (as defined below) in fiscal year 2022. The remaining balance of $500 thousand of the 2019 Note was extended to September 5, 2022.

Debt

On September 5, 2019, the Company entered into a related party term note with a principal amount of $1.5 million (the “2019 Note”), and on February 13, 2020, the Company entered into a second related party term note with a principal amount of $1.0 million (the “2020 Note”). As of June 30, 2022, we held debt through the 2019 Note totaling $500 thousand. During fiscal year 2022, upon maturity of the 2019 Note and 2020 Note, we paid the principal amount of $1.0 million and accrued interest of $172 thousand on the 2020 Note and the 2020 Note was canceled, and $1.0 million of the principal amount and $330 thousand of accrued interest on the 2019 Note. The maturity date on the remaining balance of $500 thousand of the 2019 Note was extended to September 5, 2022. For more information regarding the 2019 Note and the 2020 Note, see Note 7.

Contractual Obligations and Commitments

The following table summarized our commitments to settle contractual obligations as of June 30, 2022:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$197	$104	$93	—	—
Finance lease commitments (2)	375	154	221	—	—
Debt obligations (3)	555	555	—	—	—
Total	$1,127	$813	$314	$—	$—

(1) Consists of payments due for our lease of research and development space in Austin, Texas that expires June 2024.

(2) Consists of payments due for our leases of two pieces of equipment that expire between December 2024 and February 2025.

(3) Consists of the contractually required payment of principal and interest payable under the 2019 Note.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Astrotech Corporation

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Astrotech Corporation and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition – Refer to Note 2 in the Financial Statements

Critical Audit Matter Description

The Company has three revenue streams: product revenue, consumables revenue, and training revenue. Training revenue is recognized as training is performed. Product revenue is recognized when their customer has control of the unit(s) sold. Consumables revenue is recognized at a pro rata portion of the transaction price related to the items shipped and deferred until delivered, shipped at six-month intervals or as defined in the customer’s contract.

Significant judgment is exercised by the Company in determining revenue recognition for customer agreements, and include the pattern of delivery (i.e., timing of when revenue is recognized) for each performance obligation.

The related audit effort to evaluate revenue recognition for customer agreements required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

o	We gained an understanding of internal controls related to revenue recognition.
o	We evaluated management's significant accounting policies for reasonableness.
o	We selected a sample of revenue recognized and performed the following procedures:
● Reviewed the Company's revenue recognition policy for compliance with ASC 606
● Inspect evidence of the arrangement with the customer in the form of an executed contract, purchase order, or other documentation to evaluate whether the arrangement meets the five criteria required for a contract to exist and for revenue to be recognized.

ArmaninoLLP San Francisco, California

We have served as the Company's auditor since 2019.

September 15, 2022

ASTROTECH CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$26,453	$35,936
Short-term investments	26,173	27,351
Accounts receivable	56	5
Cost and estimated revenue in excess of billings	2	—
Inventory, net:
Raw materials	864	1,056
Work-in-process	136	147
Finished goods	518	297
Prepaid expenses and other current assets	748	318
Total current assets	54,950	65,110
Property and equipment, net	1,098	263
Operating leases, right-of-use asset, net	162	249
Other assets, net	11	11
Total assets	$56,221	$65,633
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$169	$396
Payroll related accruals	816	344
Accrued expenses and other liabilities	961	888
Income tax payable	2	2
Term note payable - related party	500	2,500
Lease liabilities, current	234	81
Total current liabilities	2,682	4,211
Lease liabilities, net of current portion	303	215
Total liabilities	2,985	4,426
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at June 30, 2022 and 2021	—	—
Common stock, $0.001 par value, 250,000,000 and 50,000,000 shares authorized at June 30, 2022 and 2021 respectively; 50,567,864 and 49,450,558 shares issued and outstanding at June 30, 2022 and 2021, respectively	190,642	190,641
Additional paid-in capital	79,505	77,971
Accumulated deficit	(215,712)	(207,382)
Accumulated other comprehensive loss	(1,199)	(23)
Total stockholders’ equity	53,236	61,207
Total liabilities and stockholders’ equity	$56,221	$65,633

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	June 30,
	2022	2021
Revenue	$869	$334
Cost of revenue	677	298
Gross profit	192	36
Operating expenses:
Selling, general and administrative	6,006	4,741
Research and development	2,781	2,692
Disposal of corporate lease	—	513
Total operating expenses	8,787	7,946
Loss from operations	(8,595)	(7,910)
Other income and (expense), net	265	(235)
Gain on extinguishment of debt - PPP loan	—	542
Loss from operations before income taxes	(8,330)	(7,603)
Income tax benefit	—	—
Net loss	$(8,330)	$(7,603)
Weighted average common shares outstanding:
Basic and diluted	47,702	21,984
Basic and diluted net loss per common share:	$(0.17)	$(0.35)
Other comprehensive loss, net of tax:
Net loss	$(8,330)	$(7,603)
Available-for-sale securities
Net unrealized losses, net of zero tax expense	(1,176)	(23)
Total comprehensive loss	$(9,506)	$(7,626)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock
	Class D
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2020	281	$—	7,850	$190,599	$(4,129)	$13,934	$(199,779)	$—	$625
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(23)	(23)
Issuance of shares, net of offering issuance costs of $5,685	—	—	39,585	40	4,129	63,413	—	—	67,582
Stock-based compensation	—	—	2,087	2	—	630	—	—	632
Cancelation of restricted stock	—	—	(71)	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	—	(7,603)	—	(7,603)
Balance at June 30, 2021	281	$—	49,451	190,641	—	77,971	(207,382)	(23)	61,207
Net change in available-for-sale marketable securities, net of zero tax	—	—	—	—	—	—	—	(1,176)	(1,176)
Stock-based compensation	—	—	1,371	1	—	1,534	—	—	1,535
Cancelation of restricted stock	—	—	(254)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,330)	—	(8,330)
Balance at June 30, 2022	281	$—	50,568	$190,642	$—	$79,505	$(215,712)	$(1,199)	$53,236

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,330)	$(7,603)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based compensation	1,535	626
Depreciation and amortization	236	203
Gain from extinguishment of debt - PPP loan	—	(542)
Loss on impairment of long-lived assets	—	173
Changes in assets and liabilities:
Accounts receivable	(51)	96
Cost and estimated revenue in excess of billings	(2)	—
Inventory, net	(18)	(824)
Income tax receivable	—	429
Accounts payable	(227)	157
Other assets and liabilities	65	(113)
Net cash used in operating activities	(6,792)	(7,398)
Cash flows from investing activities:
Purchases of security investments	—	(27,374)
Purchases of property and equipment	(596)	(211)
Net cash used in investing activities	(596)	(27,585)
Cash flows from financing activities:
Repayment of related party debt	(2,000)	—
Repayments on lease financing	(95)	(12)
Proceeds from issuance of stock, net of offering issuance costs	—	67,582
Net cash (used in) provided by financing activities	$(2,095)	$67,570
Net change in cash and cash equivalents	$(9,483)	$32,587
Cash and cash equivalents at beginning of period	35,936	3,349
Cash and cash equivalents at end of period	$26,453	$35,936
Supplemental disclosures of cash flow information:
Cash paid for interest	$515	$3
Acquisition of equipment through finance lease	$394	$—
Operating right-of-use assets and associated liabilities	$—	$246

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2022 and 2021

(1) Description of the Company and Operating Environment

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” the “Company,” “we,” “us,” or “our”), a Delaware corporation organized in 1984, is a mass spectrometry company that launches, manages, and commercializes scalable companies based on its innovative core technology.

Business Overview

Segment Information – The Company has determined that it does not meet the criteria of Accounting Standards Codification (“ASC”) 280 “Segment Reporting” because the Company’s subsidiaries represent Company brands that leverage the same core technology rather than independent operating segments. Furthermore, restatement of prior results is not necessary as they would mirror the consolidated results.

Astrotech Technologies, Inc.

Astrotech Technologies, Inc ("ATI") owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect Corporation ("1st Detect"). The AMS Technology has been designed to be comparatively inexpensive, small, and easy to use. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 23 granted patents and one additional patent in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB Inc. ("AgLAB") for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis applications.

ATI has contracted with Sanmina Corporation (“Sanmina”), a leading contract manufacturer with a worldwide presence, to manufacture our mass spectrometer products. Leveraging Sanmina’s expertise, we have improved the manufacturability and reliability of our systems.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company further believes that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of June 30, 2022, the Company has deployed the TRACER 1000 in approximately 20 locations in 11 countries throughout Europe and Asia.

On August 25, 2021, 1st Detect announced that it secured a purchase order from a distributor for the TRACER 1000, representing the first units to be deployed at an airport security checkpoint for passenger screening. These systems were sold to the customer during the second quarter of fiscal year 2022.

In the United States, the Company is working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, the Company announced the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test’s (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 began testing with TSA for passenger screening at airports. On November 14, 2019, the Company announced the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company's early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo testing resumed during the summer of 2020, and the Company subsequently announced on September 9, 2020 the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. TSA cargo detection testing is ongoing and is the next and final step to be listed on the Air Cargo Screening Technology List (“ACSTL”) as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the extraction and distillation processes. The AgLAB product line is a derivative of the Company’s core AMS Technology.

BreathTech Corporation

BreathTech is developing the BreathTest-1000™, a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. The Company believes that new tools to aid in the battle against COVID-19 and other diseases. This remains of the utmost importance to help quickly identify that an infection may be present, and BreathTech, in conjunction with Cleveland Clinic, are developing a quick and easy to use device to help determine the presence of infections.

In June 2022, the Company expanded its existing study that initially focused on COVID-19 with Cleveland Clinic to use the BreathTest-1000 to screen for a variety of diseases spanning the entire body. The project will focus on detecting bloodstream infections, respiratory infections such as influenza types A and B and respiratory syncytial virus (“RSV”), carriage of Staphylococcus aureus, and Clostridioides difficile (“C. diff”) infections.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the fiscal year ended June 30, 2022, the Company had two material revenue sources that comprised substantially all of its $869 thousand in revenue. During the fiscal year ended  June 30, 2021, the Company recognized revenue from two material customers for total revenue of $334 thousand. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

Multiple Performance Obligations. Certain agreements with customers include the sale of equipment involving multiple elements in cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. In general, our performance obligations are related to the sale of TRACER-1000 systems, training, associated consumables which can be delivered in multiple occurrences, and future maintenance. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met.

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, the Company will estimate the standalone selling price using information available including our market assessment and expected cost plus margin.

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

Foreign Currency

The Company’s international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. During fiscal years 2022 and 2021, the Company conducted business in eleven and ten countries, respectively. The Company closely monitors its operations in each country in which it does business and seeks to adopt appropriate strategies that are responsive to changing economic and political environments. The Company currently conducts business in the U.S. dollar and the Euro. Weaknesses in one currency in which the Company does business are often offset by strengths in the other currency. Revenues, costs, and expenses are translated at the applicable rate on the date of the transaction. Translation gains and losses, if any, are calculated on accounts receivable or accounts payable outstanding at the rate applicable at the end of the period. The Company includes gains and losses resulting from foreign currency transactions in income, while it excludes those resulting from translation of financial statements from income and includes them as a component of accumulated other comprehensive loss when applicable. Transaction gains and losses, which were included in the Company’s consolidated statements of operations and comprehensive loss, amounted to a loss of approximately $13 thousand for the fiscal year ended June 30, 2022 and a gain of approximately $3 thousand for the fiscal year ended  June 30, 2021.

Warranty Provision

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets, whose activity for each of the two fiscal years ended June 30, 2022 and 2021 is summarized in the following table:

(In thousands)	Warranty Provision
Balance as of June 30, 2020	$18
Warranty claims provided for	49
Settlements made	(51)
Balance as of June 30, 2021	16
Warranty claims provided for	112
Settlements made	(78)
Balance as of June 30, 2022	$50

Research and Development

Research and development costs are expensed as incurred. Research and development costs are used to improve system functionality, streamline and simplify the user experience, and extend our capabilities into customer-defined, application-specific opportunities. Research and development expenses for the fiscal years ended June 30, 2022 and 2021 were $2.8 million and $2.7 million, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive. For more information, see Note 12.

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of operating cash accounts, money market investments, and mutual fund investments.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of an allowance for doubtful accounts, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2022 and 2021, there was no allowance for doubtful accounts deemed necessary.

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

Impairment of Long-Lived Assets

The Company continuously evaluates its long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services. There was no impairment of long-lived assets recognized during the fiscal year ended June 30, 2022.  Due to the termination of its corporate office lease in August 2020, the Company recorded an impairment of long-lived assets of $173 thousand for the fiscal year ended  June 30, 2021, which is included in disposal of corporate lease in the accompanying consolidated statements of operations and comprehensive loss.

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

Operating Leases

The Company adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” ("ASU 2016-02") effective July 1, 2019. ASU 2016-02 requires that the Company determines, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain, at inception, that the Company will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, the Company uses its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining its ROU assets. The Company’s operating leases are reflected in the operating lease, right-of-use asset; lease liabilities, current; and lease liabilities, non-current in its consolidated balance sheets.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) No. 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of U.S. GAAP without compromising information provided to users of financial statements. The Company adopted this guidance as of June 30, 2022 and the adoption had no impact on the Company’s consolidated financial statements.

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity. During fiscal year 2021, Astrotech sold all treasury stock held by the Company.

Accounting Pronouncements

In November 2021, FASB issued ASU No. 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction, and financial statement line items affected by the transaction. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. The Company does not expect the adoption of ASU 2021-10 to have a material impact on its financial statements.

(3) Investments

The following tables summarize gains and losses related to the Company’s investments:

	June 30, 2022
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,997	$—	$(806)	$19,191
ETFs - Corporate & Government Debt	7,375		(393)	6,982
Total	$27,372	$—	$(1,199)	$26,173

	June 30, 2021
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,998	$—	$(13)	$19,985
ETFs - Corporate & Government Debt	7,376	—	(10)	7,366
Total	$27,374	$—	$(23)	$27,351

(4) Leases

On April 27, 2021, Astrotech entered into a new lease for a research and development facility of approximately 5,960 square feet in Austin, Texas that includes a laboratory, a small production shop, and offices for staff, although the Company’s accounting and administrative employees continue to work remotely. The lease commenced on June 1, 2021 and has a lease term of 36 months.

On August 3, 2020, the Company terminated its corporate office lease of 5,219 square feet in Austin, Texas that housed executive management, finance and accounting, sales, and marketing and communications. The lease began in November 2016 and was originally set to expire in December 2023. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $539 thousand and $506 thousand, respectively.

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgment is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Upon the adoption of Topic 842, the Company’s accounting for financing leases, previously referred to as capital leases, remains substantially unchanged from prior guidance.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Consolidated Balance Sheet	June 30, 2022
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	162
Financing lease assets	Property and equipment, net	466
Total lease assets		$628

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	95
Financing lease obligations	Lease liabilities, current	139
Non-current:
Operating lease obligations	Lease liabilities, non-current	90
Financing lease obligations	Lease liabilities, non-current	213
Total lease liabilities		$537

Future minimum lease payments as of June 30, 2022 under non-cancelable leases are as follows (in thousands):

For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2023	104	154	$258
2024	93	154	247
2025	—	67	67
2026	—	—	—
2027	—	—	—
Thereafter	—	—	—
Total lease obligations	197	375	572
Less: imputed interest	12	23	35
Present value of net minimum lease obligations	185	352	537
Less: lease liabilities - current	95	139	234
Lease liabilities - non-current	$90	$213	$303

Other information as of June 30, 2022 is as follows:

Weighted-average remaining lease term (years):
Operating leases	1.85
Financing leases	2.45
Weighted-average discount rate:
Operating leases	6.4%
Financing leases	5.3%

Cash payments for operating leases for the years ended June 30, 2022 and 2021 totaled $86 thousand and $195 thousand, respectively. Cash payments for financing leases for the years ended June 30, 2022 and 2021 totaled $95 thousand and $12 thousand, respectively.

(5) Property and Equipment, net

As of June 30, 2022 and 2021, property and equipment, net consisted of the following:

	June 30,
(In thousands)	2022	2021
Furniture, fixtures, equipment & leasehold improvements	$1,371	$535
Software	264	315
Capital improvements in progress	242	187
Gross property and equipment	1,877	1,037
Accumulated depreciation and amortization	(779)	(774)
Property and equipment, net	$1,098	$263

Depreciation and amortization expense of property and equipment was $148 thousand for the year ended June 30, 2022 and $55 thousand for the year ended  June 30, 2021.

On August 3, 2020, the Company terminated its corporate office lease in Austin, Texas and wrote-off the remaining net book value of the related leasehold improvement assets in the amount of $229 thousand.

(6) Fair Value Measurement

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2022 and  June 30, 2021:

	June 30, 2022
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$19,191	$19,191	$—	$—	$19,191
ETFs - Corporate & Government Debt	6,982	6,982	—	—	6,982
Total	$26,173	$26,173	$—	$—	$26,173

	June 30, 2021
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Mutual Funds - Corporate & Government Debt	$19,985	$19,985	$—	$—	$19,985
ETFs - Corporate & Government Debt	7,366	7,366	—	—	7,366
Total	$27,351	$27,351	$—	$—	$27,351

The value of available-for-sale investments is based on pricing from third-party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs).

(7) Debt

On September 5, 2019, the Company entered into a private placement transaction with Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company, for the issuance and sale of a secured promissory note to Mr. Pickens with a principal amount of $1.5 million (the “2019 Note”), and on February 13, 2020, the Company entered into a second private placement transaction with Mr. Pickens for the issuance and sale of a second secured promissory note to Mr. Pickens with a principal amount of $1.0 million (the “2020 Note” and, collectively with the 2019 Note, the “Original Notes”). Interest on the Original Notes accrued at 11% per annum. The principal amount and accrued interest on the Original Notes originally were to become due and payable on September 5, 2020; however, on August 24, 2020, the Company and Mr. Pickens agreed to extend the date of maturity of the Original Notes and payment of accrued interest to September 5, 2021 (the “Extended Maturity Date”). The Company had the option to prepay the principal amount and all accrued interest on the Original Notes at any time prior to the Extended Maturity Date.

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

On September 3, 2021, the Company entered into (1) the Omnibus Amendment to the Secured Promissory Notes (the “Amended Notes”) with Mr. Pickens, in connection with the Original Notes, and (2) the Omnibus Amendment to the Security Agreements (the “Amended Security Agreements”, and together with the Amended Notes, the “Amendments”) with the Subsidiaries, in connection with the Original Security Agreements. Pursuant to the Amendments, (a) the principal amount of $1.0 million and accrued interest of $172 thousand on the 2020 Note was paid in full and the 2020 Note was canceled, and (b) $1.0 million of the principal amount and $330 thousand of accrued interest on the 2019 Note was paid and the maturity date on the remaining balance of $500 thousand of the 2019 Note was extended to September 5, 2022 (the “Amended Maturity Date”).

In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the remaining balance on the 2019 Note pursuant to subsidiary guarantees, dated September 5, 2019 and February 13, 2020, as amended by the Omnibus Amendments to Subsidiary Guarantees, dated August 24, 2020 and September 3, 2021, respectively (the Omnibus Amendment to Subsidiary Guarantees dated September 3, 2021, the “Amended Subsidiary Guarantee”). The Subsidiary Guarantee with respect to the 2020 Note was also canceled by the Amended Subsidiary Guarantee due to the 2020 Note being repaid in full.

Interest expense related to the Amended Notes for the years ended June 30, 2022 and 2021 totaled $95 thousand and $275 thousand, respectively.

On September 5, 2022, the 2019 Note matured and was paid in full. See Note 17 for more information.

On April 14, 2020, the Company entered into a $542 thousand Paycheck Protection Program Promissory Note and Agreement (the “PPP Promissory Note”) with a commercial bank under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company received full forgiveness of the PPP Promissory Note in April 2021.

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

On April 7, 2021, the Company entered into an amended and restated underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (the “Underwriter”) to issue and sell, in an underwritten, firm-commitment public offering (the “Offering”), 21,639,851 shares of the Company’s Common Stock. The offering price to the public in the Offering was $1.50 per share of Common Stock and the Underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.395 per share, representing an underwriting discount of seven percent (7.0%). Pursuant to the Underwriting Agreement, the Company also granted the Underwriter an option to purchase, for a period of 30 days from the date of the Underwriting Agreement, up to an additional 3,245,977 shares of Common Stock. On April 12, 2021, the Underwriter exercised the option in full.

The Offering resulted in aggregate gross proceeds, including the option exercise, of approximately $37.3 million, before deducting underwriting discounts and commissions and estimated offering expenses.

Pursuant to the Underwriting Agreement, the Company issued warrants (the “Underwriter Warrants”) to the Underwriter (in its capacity as the underwriter of the Offering) or its designees to purchase shares of Common Stock in an amount equal to 6.0% of the aggregate number of shares sold in the Offering, or 1,493,150 shares of Common Stock in the aggregate, at an exercise price of $1.875 per share. The Underwriter Warrants will expire on April 7, 2026.

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

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which were issued and outstanding as of June 30, 2022. Series D Preferred Shares are convertible to common stock on a one-to-one basis. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

Warrants

A summary of the common stock warrant activity for the year ended June 30, 2022 is presented below:

	Shares	Weighted Average Exercise	Aggregate Fair Market Value at Issuance	Weighted Average Remaining Contractual Life
	(In thousands)	Price	(In thousands)	(in years)
Outstanding at June 30, 2020	86	$5.14	$194	4.74
Issued	2,307	2.30	3,553	4.63
Exercised	—	—	—	—
Canceled or expired	—	—	—	—
Outstanding at June 30, 2021	2,393	$2.40	$3,747	4.63
Issued	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—
Outstanding at June 30, 2022	2,393	$2.40	$3,747	3.60

The Company has made an immaterial error correction to the table above to reflect the correct weighted average exercise price and weighted average remaining contractual term reported as of June 30, 2021. Management evaluated the materiality of the error, both quantitatively and qualitatively, and concluded that it was not material to the consolidated financial statements of any period presented. There was no change to the consolidated balance sheets or consolidated statements of operations and comprehensive loss for the previous fiscal year.

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying
				Warrants
				(In thousands)
				For the period ended June 30,
Issue Date	Classification	Exercise Price	Expiration Date	2022	2021
March 26, 2020	Equity	$6.25	March 25, 2025	25	25
March 30, 2020	Equity	$4.6875	March 27, 2025	61	61
October 23, 2020	Equity	$2.88	October 21, 2025	470	470
October 28, 2020	Equity	$2.6875	October 28, 2025	173	173
February 16, 2021	Equity	$4.06	February 11, 2026	171	171
April 12, 2021	Equity	$1.875	April 7, 2026	1,493	1,493
Total Outstanding				2,393	2,393

Nasdaq Compliance

On December 21, 2021, the Company received a deficiency letter from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock over the preceding 30 consecutive business days, the Company did not meet the minimum bid price of $1.00 per share (the “Bid Price Requirement”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter indicated that the Company had a period of 180 calendar days, or until June 20, 2022 (the “First Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A) by having the Company’s common stock meet a closing bid price of at least $1.00 for a minimum of ten consecutive business days during the First Compliance Period.

The Company determined that it would not be in compliance with the minimum Bid Price Requirement by June 20, 2022. As a result, the Company notified Nasdaq and applied for an extension of the compliance period, as permitted under the original notification. In the application, the Company indicated that it met the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and provided written notice of its intention to cure the deficiency during the second compliance period of an additional 180 days by effecting a reverse stock split, if necessary. On June 27, 2022, the Company received notification from Nasdaq that the date to achieve compliance had been extended an additional 180 days until December 19, 2022 (the “Second Compliance Period”). The Company plans to carefully assess potential actions to regain compliance during the Second Compliance Period.

To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the Second Compliance Period. If the Company fails to regain compliance on or prior to December 19, 2022, the Company’s stock will be delisted by Nasdaq, unless the Company timely appeals for a hearing before a Nasdaq Hearings Panel. The request for a hearing will stay any suspension or delisting action pending the issuance of the decision of the Nasdaq Hearings Panel following the hearing and the expiration of any additional extension granted by the Nasdaq Hearings Panel.

(9) Business Risk and Credit Risk Concentration Involving Cash

For the fiscal year ended June 30, 2022, the Company had two customers that substantially comprised all of the Company’s revenue. All of the Company’s revenue for the fiscal year ended  June 30, 2021 was also generated by two customers.

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

(10) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

2021 Omnibus Equity Plan (“2021 Plan”)

On May 26, 2021 (the “Effective Date”), at the 2020 Annual Meeting of Shareholders, the shareholders of the Company voted to adopt the 2021 Plan. We currently maintain the 2011 Stock Incentive Plan and the 2008 Stock Incentive Plan (the “Prior Plans”). However, following the Effective Date, no further awards may be issued under the Prior Plans, but all awards under the Prior Plans that are outstanding as of the Effective Date will continue to be governed by the terms, conditions, and procedures set forth in the Prior Plans and any applicable award agreement. The 2021 Plan provides for (i) 1,500,000 shares of Company common stock; (ii) the number of shares of common stock reserved, but unissued under the Prior Plans; (iii) the number of shares of common stock underlying forfeited awards under the Prior Plans; and (iv) an annual increase on the first day of each calendar year beginning with the first January 1 following the Effective Date and ending with the last January 1 during the initial ten-year term of the 2021 Plan, equal to the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares of common stock issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants or employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by our board of directors (the "Annual Evergreen Shares"). Based on the number of shares of common stock outstanding on December 31, 2021, the maximum increase to the number of Annual Evergreen Shares of common stock that can be issued under the 2021 Plan in 2022 is approximately 2,616,860 shares.

The number of shares available for grant under the 2021 Plan is designed to enable the Company to properly incentivize its employees and management teams over a number of years on a going-forward basis. The 2021 Plan, administered by the Compensation Committee of the Board of Directors, provided for granting of incentive awards in the form of stock, stock options, stock appreciation rights, restricted stock units, and restricted stock to employees, directors, and consultants of the Company.

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2022 and 2021 was as follows:

		Weighted
	Shares	Average
	(In thousands)	Exercise Price
Outstanding at June 30, 2020	325	$5.68
Granted	50	5.00
Exercised	—	—
Canceled or expired	(100)	6.49
Outstanding at June 30, 2021	275	$5.25
Granted	876	0.64
Exercised	—	—
Canceled or expired	(122)	4.96
Outstanding at June 30, 2022	1,029	$1.35

The aggregate intrinsic value of options exercisable at June 30, 2022 was $0 as the fair value of the Company’s common stock is less than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2022 was $0.

		Options
		Outstanding			Options
		Weighted-			Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of exercise prices	(In thousands)	Life (years)	Price	(In thousands)	Price
$0.64 – $2.83	889	9.75	$0.66	9	$2.15
$5.30 – $5.85	88	4.86	5.55	88	5.55
$6.00 – $6.00	52	0.14	6.00	52	6.00
$0.64 – $6.00	1,029	8.84	$1.35	149	$5.49

Compensation costs recognized related to vested stock option awards during the years ended June 30, 2022 and 2021 were $37 thousand and $1 thousand, respectively. At June 30, 2022, there was $507 thousand of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 2.65 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2022 and 2021, was as follows:

		Weighted
		Average
	Shares	Grant-Date
	(In thousands)	Fair Value
Outstanding at June 30, 2020	133	$3.95
Granted	2,019	2.02
Vested	(58)	1.84
Canceled or expired	(71)	3.57
Outstanding at June 30, 2021	2,023	$2.05
Granted	1,200	0.63
Vested	(693)	2.08
Canceled or expired	(254)	2.02
Outstanding at June 30, 2022	2,276	$1.30

Compensation costs recognized related to vested restricted stock awards during the years ended June 30, 2022 and 2021 were $1.5 million and $625 thousand, respectively. At June 30, 2022, there was $2.5 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.47 years.

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of the grant of stock options. The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The Company recognizes forfeitures as they occur. The assumptions used for the years ended June 30, 2022 and 2021 and the resulting estimates of weighted-average fair value per share of options granted or modified are summarized in the following table:

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021
Expected dividend yield	—	—
Expected volatility	104.97%	106.29%
Risk-free interest rates	0.65%	1.45%
Expected option life (in years)	3.5	3.5
Weighted-average grant-date fair value of options awarded	$0.86	$2.40

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

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	For the years ended June 30, 2022 and 2021, the Company used the simplified method of calculating the expected life of the options.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2022 and 2021, the Company had established a full valuation allowance against all of its net deferred tax assets.

For the fiscal years ended June 30, 2022 and 2021, the Company incurred losses from operations in the amount of $8.3 million and $7.6 million, respectively. There is no effective tax rate for the fiscal years 2022 or 2021. There is no current state tax expense.

FASB ASC 740, "Income Taxes" addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had unrecognized tax benefit of $400 thousand as of June 30, 2022, all of which has been accounted for as contra deferred tax assets.

For the years ended June 30, 2022 and 2021, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to prior year deferred true ups and the valuation allowance against its net deferred tax assets.

Income Tax Expense and Effective Tax Rate

The components of income tax benefit from operations are as follows:

Year Ended June 30,
(In thousands)	2022	2021
Current
Federal	$—	$—
State and local	—	—
Total current tax benefit	$—	$—
Deferred
Federal	—	—
State and local	—	—
Total deferred tax benefit	$—	$—
Total tax benefit	$—	$—

A reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. Federal statutory rate to the loss before income taxes to the actual amount of income tax benefit recognized follows:

	Year Ended June 30,
(In thousands)	2022	2021
Expected benefit	$1,749	$1,596
State tax expense	—	—
Tax credits	166	187
Change in valuation allowance	(1,511)	(1,352)
Loan forgiveness - PPP loan	—	114
Stock-based compensation	(306)	(36)
Prior year true-up	(9)	26
Expiration of net operating loss carryovers	(89)	(533)
Other permanent items	—	(2)
Total income tax benefit	$—	$—

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets as of June 30, 2022 and 2021 consist of the following:

	Year Ended June 30,
(In thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$17,202	$15,882
Tax credit carryforwards	1,330	1,165
Lease liability - current and non-current	113	62
Accrued expenses and other timing	180	65
Stock-based compensation	579	676
Property and equipment, principally due to differences in depreciation	—	77
Total gross deferred tax assets	$19,404	$17,927
Less — valuation allowance	(19,348)	(17,875)
Net deferred tax assets	$56	$52
Deferred tax liabilities:
Right-of-use assets	$(34)	$(52)
Property and equipment, principally due to differences in depreciation	(22)	—
Total gross deferred tax liabilities	(56)	(52)
Net deferred tax assets	$—	$—

The Company files consolidated returns for federal, California, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2022, the Company provided a full valuation allowance of approximately $19.3 million against its net deferred tax assets.

The valuation allowance increased by approximately $1.5 million for the year ended June 30, 2022. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes. The Tax Cuts and Jobs Act enacted on December 22, 2017 repealed the alternative minimum tax ("AMT") and any available AMT credit will be refunded according to the guidelines of the Tax Cuts and Jobs Act. The AMT credit is limited to 50% of the available balance each year for tax years 2018 to 2020 and any remaining balance is fully refundable for tax year 2021. The CARES Act enacted on March 27, 2020 included the acceleration of the AMT credit and allows for the acceleration of the refundable AMT credit up to 100% of the AMT credit. As a result, the Company received a $429 thousand AMT credit refund in the 2021 tax year. The Company has no further alternative minimum tax refund receivable as of June 30, 2022.

At June 30, 2022, the Company had net operating loss carryforwards of approximately $80.5 million with approximately $38.2 million ($8.0 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income set to expire between the years of 2023 and 2037. The Company also had net operating loss carryforwards with indefinite lives of approximately $42.3 million ($8.9 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. For net operating losses with indefinite carryforward lives, generated beginning after December 31, 2017, the Tax Cuts and Jobs Act limits the amount of net operating losses to be utilized and deducted by the taxpayer to 80% of the taxpayer’s taxable income. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company has federal research and development income tax credit carryovers of $1.0 million as of June 30, 2022. These credits will expire between the years 2035 and 2042.

At June 30, 2022, the Company also has accumulated state net operating loss carryforwards of approximately $7.4 million ($0.3 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2026 and 2036. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. At June 30, 2022, the credit amount is $0.5 million ($0.4 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

Uncertain Tax Positions

The Company had unrecognized tax benefits of $400 thousand as of June 30, 2022, all of which have been accounted for as contra deferred tax assets. A rollforward of the beginning and ending amount of unrecognized tax benefits from  July 1, 2021 to June 30, 2022 is as follows:

	Year Ended June 30,
(In thousands)	2022	2021
Fiscal year beginning balance	$329	$—
Additions for tax positions of current period	71	80
Additions for tax positions of prior years	—	249
Decreases for tax positions of prior years	—	—
Fiscal year ending balance	$400	$329

The Company recognizes interest and penalties related to income tax matters in income tax expense, as incurred. For the years ended June 30, 2022 and 2021, the Company did not recognize any interest expense for uncertain tax positions.

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

Reconciliation and the components of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Year Ended June 30,
	2022	2021
Numerator:
Net loss	$(8,330)	$(7,603)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	47,702	21,984
Basic and diluted net loss per common share:
Net loss	$(0.17)	$(0.35)

All unvested restricted stock awards for the years ended June 30, 2022 and 2021 are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 1,028,532 shares of common stock at exercise prices ranging from $0.64 to $6.00 per share outstanding for the year ended June 30, 2022 and options to purchase 275,503 shares of common stock at exercise prices ranging from $1.85 to $7.50 per share outstanding for the year ended  June 30, 2021 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(13) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. Effective July 1, 2019, the Company elected to no longer match employees’ contributions to the plan; however, beginning in the third quarter of fiscal year 2021, the Company reinstated the match to employees’ contributions to the retirement plan. For the years ended June 30, 2022 and 2021, the Company made matching contributions of $57 thousand and $31 thousand, respectively, to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2022 and 2021.

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

Legal Proceedings

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated those allegations and does not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective. Nevertheless, to resolve any uncertainty, on April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law. On October 6, 2021, the Delaware Court of Chancery granted the Company’s request and confirmed and validated the 2020 Certificate Amendment. Thereafter, a settlement in principle was reached with the Plaintiffs in the Stein Action and the parties to the Stein Action presently anticipate presenting the settlement for approval on December 12, 2022.

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

CARES Act

On March 27, 2020, the CARES Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll taxes, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The most significant relief measures which the Company qualified for are a loan pursuant to the Paycheck Protection Program for which the Company has received full forgiveness, alternative minimum tax credit refunds, employee retention credit, and payroll tax deferral. The payroll tax deferral was effective from the enactment date through December 31, 2020, and the deferred amount will be repaid in two installments. 50% of the deferred amount has been paid as of December 31, 2021, and the remainder will be due by December 31, 2022. The deferred payroll taxes are recorded within accrued liabilities on the consolidated balance sheets.

The Company will continue to assess the treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on the business.

(17) Subsequent Events

As previously discussed in Note 7, on September 3, 2021, the Company entered into the Amended Notes with Mr. Pickens, in connection with the Original Notes, pursuant to which, (a) the principal amount of $1.0 million and accrued interest of $172 thousand on the 2020 Note was paid in full and the 2020 Note was canceled, and (b) $1.0 million of the principal amount and $330 thousand of accrued interest on the 2019 Note was paid and the maturity date on the remaining balance of $500 thousand of the 2019 Note was extended to September 5, 2022. As such, on September 5, 2022, the 2019 Note matured and the principal amount of $500 thousand and accrued interest of $55 thousand was paid in full and the 2019 Note was canceled. With the cancelation of the 2019 Note, the Amended Subsidiary Guarantee was terminated and the Subsidiaries' Collateral was released.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2022, based on the frame-work in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2022.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the Company’s definitive proxy statement to be used in connection with its 2022 Annual Meeting of Stockholders and which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended June 30, 2022 (the “2022 Proxy Statement”), in accordance with General Instructions G(3) of Form 10-K.

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement.

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

3.3

Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2021).

3.4	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).

3.5

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

4.1 *	Description of Securities.

4.2	Form of Placement Agent's Warrant, issued on March 27, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 26, 2020).

4.3	Promissory Note due September 5, 2020. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2020).

4.4	Form of Placement Agent's Warrant, issued on March 30, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2020).

4.5

Omnibus Amendment to Promissory Notes, dated August 24, 2020, (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 26, 2020).

4.6

Form of Placement Agent's Warrant, issued on October 23, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 23, 2020)

4.7

Form of Placement Agent's Warrant, issued on October 30, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2020)

4.8

Form of Placement Agent's Warrant, dated February 16, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

4.9	Astrotech Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 5, 2021).

4.10	Form of Underwriter Warrant, dated April 12, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 12, 2021)

4.11	Omnibus Amendment to Secured Promissory Notes, dated September 3, 2021, by and between the Company and Thomas B. Pickens III (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021)

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

10.6

Omnibus Amendment to Security Agreements, dated August 24, 2020, by and among the Company, certain of the Company’s subsidiaries and Thomas B. Pickens III (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 26, 2020)

10.7

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

10.9	Cash Reserve Agreement, dated October 19, 2020 (incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 20, 2020)

10.10	Letter of Agreement, dated March 24, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 30, 2021)

10.11	Investigator-Initiated Study Agreement, dated March 31, 2021 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 6, 2021)

10.12

Acknowledgement, Consent and Affirmation of Guarantors, dated September 3, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021)

10.13

Omnibus Amendment to Security Agreements, dated September 3, 2021, by and among the Company, certain of the Company's subsidiaries and Thomas B. Pickens III (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021)

10.14

Omnibus Amendment to Subsidiary Guarantees, dated September 3, 2021, made by certain of the Company's subsidiaries in favor of Thomas B. Pickens III (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021)

10.15	Amendment to Joint Development and Option Agreement, dated June 8, 2022 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

10.16 †	Employment Agreement, effective October 6, 2008 between SPACEHAB, Incorporated and Thomas B. Pickens, III (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 21, 2008).

10.17 †	Form of Indemnification Agreement of Astrotech Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 17, 2015).

21.1 *	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

23.1 *	Consent of Armanino LLP

31.1 *	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 *	Certification of Jaime Hinojosa, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 *	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 *	Certification of Jaime Hinojosa, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan arrangement.
*	Filed herewith.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2022

By:	/s/ Jaime Hinojosa
Jaime Hinojosa
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: September 15, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chairman of the Board and Chief Executive Officer	September 15, 2022
Thomas B. Pickens III	(Principal Executive Officer)

/s/ Daniel T. Russler, Jr.	Director	September 15, 2022
Daniel T. Russler, Jr.

/s/ Tom Wilkinson	Director	September 15, 2022
Tom Wilkinson

/s/ Jim Becker	Director	September 15, 2022
Jim Becker

/s/ Jaime Hinojosa	Chief Financial Officer, Treasurer and Secretary	September 15, 2022
Jaime Hinojosa	(Principal Financial and Accounting Officer)