Form 10-Q
period 2022-09-30
ASTROTECH Corp
filed 2022-11-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, the number of shares of the registrant’s common stock outstanding was: 50,714,410.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	June 30,
	2022	2022
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$18,273	$26,453
Short-term investments	30,675	26,173
Accounts receivable	38	56
Cost and estimated revenue in excess of billings	—	2
Inventory, net:
Raw materials	925	864
Work-in-process	76	136
Finished goods	465	518
Prepaid expenses and other current assets	901	748
Total current assets	51,353	54,950
Property and equipment, net	1,350	1,098
Operating leases, right-of-use assets, net	140	162
Other assets	11	11
Total assets	$52,854	$56,221
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	287	169
Payroll related accruals	478	816
Accrued expenses and other liabilities	883	961
Income tax payable	1	2
Term note payable - related party	—	500
Lease liabilities, current	239	234
Total current liabilities	1,888	2,682
Lease liabilities, net of current portion	241	303
Total liabilities	2,129	2,985
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at September 30, 2022 and June 30, 2022	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at September 30, 2022 and June 30, 2022; 50,629,183 and 50,567,864 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	190,642	190,642
Additional paid-in capital	79,892	79,505
Accumulated deficit	(218,242)	(215,712)
Accumulated other comprehensive loss	(1,567)	(1,199)
Total stockholders’ equity	50,725	53,236
Total liabilities and stockholders’ equity	$52,854	$56,221

Note: The balance sheet at June 30, 2022, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Revenue	$38	$187
Cost of revenue	32	175
Gross profit	6	12
Operating expenses:
Selling, general and administrative	1,642	1,426
Research and development	1,129	639
Total operating expenses	2,771	2,065
Loss from operations	(2,765)	(2,053)
Other income and (expense), net	235	24
Loss from operations before income taxes	(2,530)	(2,029)
Income tax benefit	—	—
Net loss	$(2,530)	$(2,029)
Weighted average common shares outstanding:
Basic and diluted	48,355	47,428
Basic and diluted net loss per common share:
Net loss	$(0.05)	$(0.04)
Other comprehensive loss, net of tax:
Net loss	$(2,530)	$(2,029)
Available-for-sale securities:
Net unrealized losses, net of zero tax expense	(368)	(48)
Total comprehensive loss	$(2,898)	$(2,077)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2022	281	$—	50,568	$190,642	$79,505	$(215,712)	$(1,199)	$53,236
Net change in available-for-sale securities	—	—	—	—	—	—	(368)	(368)
Stock-based compensation	—	—	63	—	387	—	—	387
Cancellation of restricted stock	—	—	(2)	—	—	—	—	—
Net loss	—	—	—	—	—	(2,530)	—	(2,530)
Balance at September 30, 2022	281	$—	50,629	$190,642	$79,892	$(218,242)	$(1,567)	$50,725

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2021	281	$—	49,451	$190,641	$77,971	$(207,382)	$(23)	$61,207
Net change in available-for-sale securities	—	—	—	—	—	—	(48)	(48)
Stock-based compensation	—	—	—	—	359	—	—	359
Net loss	—	—	—	—	—	(2,029)	—	(2,029)
Balance at September 30, 2021	281	$—	49,451	$190,641	$78,330	$(209,411)	$(71)	$59,489

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,530)	$(2,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	387	359
Depreciation and amortization	89	39
Changes in assets and liabilities:
Accounts receivable	18	(201)
Cost and estimated revenue in excess of billings	2	—
Inventory, net	52	(195)
Accounts payable	118	(282)
Income tax payable	(1)	—
Other assets and liabilities	(576)	123
Net cash used in operating activities	(2,441)	(2,186)
Cash flows from investing activities:
Purchase of investments	(4,855)	—
Purchases of property and equipment	(346)	(97)
Net cash used in investing activities	(5,201)	(97)
Cash flows from financing activities:
Repayment of related party debt	(500)	(2,000)
Repayments on lease financing	(38)	(3)
Net cash used in financing activities	(538)	(2,003)
Net change in cash and cash equivalents	(8,180)	(4,286)
Cash and cash equivalents at beginning of period	26,453	35,936
Cash and cash equivalents at end of period	$18,273	$31,650

Supplemental disclosures of cash flow information:
Cash paid for interest	$59	$502
Income taxes paid	$1	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023.These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. Certain prior year amounts have been reclassified to conform to the current year presentation and have had no impact on net income or stockholders' equity.

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

Our Business Units

Astrotech Technologies, Inc.

Astrotech Technologies, Inc. (“ATI”) owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect Corporation (“1st Detect”). The AMS Technology has been designed to be inexpensive, small, and easy to use. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 22 patents granted with one additional patent in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB Inc. (“AgLAB”) for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis applications.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometry (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company further believes that some IMS-based ETDs have issues with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of September 30, 2022, the Company has deployed the TRACER 1000 in approximately 20 locations in 11 countries throughout Europe and Asia.

In the United States, the Company is working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 entered into testing with the TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company’s early traction within the cargo market, testing for cargo security continued with the TSA. With the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo testing resumed during the summer of 2020, and the Company subsequently announced on September 9, 2020 that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. Due to delays caused by COVID-19, TSA cargo detection testing is ongoing, but has proceeded much more slowly than originally anticipated. As a result, efforts are primarily focused on our other opportunities. TSA cargo detection testing is the final step to be listed on the Air Cargo Screening Technology List as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis markets with initial focus on optimizing yields in the extraction and distillation processes. The AgLAB product line is a derivative of the Company’s core AMS Technology. We believe hemp and cannabis distillers can gain significant improvement on their processing yields by utilizing the AgLAB-1000-D2™ system with their existing short path-molecular distillation systems. As part of our growth plan, we also plan to launch a family of “process control” instruments, methods, and solutions that we believe could be valuable additions to many nutraceutical extraction and distillation laboratories.

During the first quarter of fiscal year 2023, we began our first production run of the AgLAB-1000-D2 and sales efforts are currently underway.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, is developing the BreathTest-1000™, a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. The Company believes that new tools to aid in the battle against COVID-19 and other diseases remain of the utmost importance to help more quickly identify that an infection may be present, and BreathTech, in conjunction with Cleveland Clinic, is developing a quick and easy to use device to help determine the presence of infections.

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

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of September 30, 2022 and June 30, 2022:

	September 30, 2022
Available-for-Sale Securities	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,997	$—	$(1,042)	$18,955
ETFs - Corporate & Government Debt	7,375	—	(498)	6,877
Time Deposits	4,870	—	(27)	4,843
Total	$32,242	$—	$(1,567)	$30,675

	June 30, 2022
Available-for-Sale Securities	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,997	$—	$(806)	$19,191
ETFs - Corporate & Government Debt	7,375	—	(393)	6,982
Time Deposits	—	—	—	—
Total	$27,372	$—	$(1,199)	$26,173

We have certain financial instruments on our condensed consolidated balance sheet related to interest-bearing time deposits. Time deposits with maturities of less than 90 days from the purchase date are included in “Cash and Cash Equivalents.” Time deposits with maturities from 91-360 days are included in “Short-term investments.” Time deposits with maturities of more than 360 days, if any, are included in “Long-term investments.” As of  September 30, 2022 and June 30, 2022, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 8.

The following table presents the carrying amounts of certain financial instruments as of September 30, 2022 and June 30, 2022:

	Carrying Value
	Short-Term Investments
(In thousands)	September 30, 2022	June 30, 2022
Mutual Funds - Corporate & Government Debt	$18,955	$19,191
ETFs - Corporate & Government Debt	6,877	6,982
Time Deposits - Maturities from 1-90 days	—	—
Time Deposits - Maturities from 91-360 days	4,843	—
Total	$30,675	$26,173

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	September 30, 2022
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$140
Financing lease assets	Property and equipment, net	440
Total lease assets		$580

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$98
Financing lease obligations	Lease liabilities, current	141
Non-current:
Operating lease obligations	Lease liabilities, non-current	64
Financing lease obligations	Lease liabilities, non-current	177
Total lease liabilities		$480

Future minimum lease payments under non-cancellable leases are as follows:

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2023	$78	$116	$194
2024	93	154	247
2025	—	67	67
2026	—	—	—
2027	—	—	—
Thereafter	—	—	—
Total lease obligations	171	337	508
Less: imputed interest	9	19	28
Present value of net minimum lease obligations	162	318	480
Less: lease liabilities - current	98	141	239
Lease liabilities - non-current	$64	$177	$241

Other information as of September 30, 2022 is as follows:

Weighted-average remaining lease term (years):
Operating leases	1.6
Financing leases	2.2
Weighted-average discount rate:
Operating leases	6.4%
Financing leases	5.3%

Cash payments for operating leases for the three months ended September 30, 2022 and 2021 totaled $26 thousand and $10 thousand, respectively. Cash payments for financing leases for the three months ended September 30, 2022 and 2021 totaled $38 thousand and $3 thousand, respectively.

Amortization of ROU assets for the three months ended September 30, 2022 and 2021 totaled $22 thousand and $21 thousand, respectively.

(4) Property and Equipment

As of September 30, 2022 and June 30, 2022, property and equipment, net consisted of the following:

(In thousands)	September 30, 2022	June 30, 2022
Furniture, fixtures, equipment & leasehold improvements	$1,603	$1,371
Software	209	264
Capital improvements in progress	240	242
Gross property and equipment	2,052	1,877
Accumulated depreciation and amortization	(702)	(779)
Property and equipment, net	$1,350	$1,098

Depreciation and amortization expense of property and equipment for the three months ended September 30, 2022 and 2021 was $67 thousand and $17 thousand, respectively.

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

Warrants

A summary of the common stock warrant activity for the three months ended September 30, 2022 is presented below:

			Aggregate Fair	Weighted Average
	Number of Shares		Market Value at	Remaining
	Underlying Warrants	Weighted Average	Issuance (In	Contractual Term
	(In thousands)	Exercise Price	thousands)	(Years)
Outstanding June 30, 2022	2,393	$2.40	$3,747	3.60
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding September 30, 2022	2,393	$2.40	$3,747	3.35

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants (In thousands)
Issue Date	Classification	Exercise Price	Expiration Date	September 30, 2022	June 30, 2022
March 26, 2020	Equity	$6.25	March 25, 2025	25	25
March 30, 2020	Equity	$4.69	March 27, 2025	61	61
October 23, 2020	Equity	$2.88	October 21, 2025	470	470
October 28, 2020	Equity	$2.69	October 28, 2025	173	173
February 16, 2021	Equity	$4.06	February 11, 2026	171	171
April 12, 2021	Equity	$1.88	April 7, 2026	1,493	1,493
Total Outstanding				2,393	2,393

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2022	2021
Numerator:
Net loss	$(2,530)	$(2,029)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	48,355	47,428
Basic and diluted net loss per common share:
Net loss	$(0.05)	$(0.04)

All unvested restricted stock awards for the three months ended September 30, 2022 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 1,111,532 shares of common stock at exercise prices ranging from $0.44 to $5.85 per share outstanding as of September 30, 2022 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three months ended September 30, 2022, the Company had three revenue sources that comprised all of its revenue. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2022 and June 30, 2022:

	September 30, 2022
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Cash Equivalents
Time deposits: 1-90 days	$735	$—	$735	$—	$735
Total Cash Equivalents	735	—	735	—	735
Short-Term Investments
Mutual Funds - Corporate & Government Debt	18,955	18,955	—	—	18,955
ETFs - Corporate & Government Debt	6,877	6,877	—	—	6,877
Time deposits: 91-360 days	4,843	—	4,843	—	4,843
Total Short-Term Investments	30,675	25,832	4,843	—	30,675
Total Available-for-Sale Securities	$31,410	$25,832	$5,578	$—	$31,410

	June 30, 2022
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Cash Equivalents
Time deposits: 1-90 days	$—	$—	$—	$—	$—
Total Cash Equivalents	—	—	—	—	—
Short-Term Investments
Mutual Funds - Corporate & Government Debt	19,191	19,191	—	—	19,191
ETFs - Corporate & Government Debt	6,982	6,982	—	—	6,982
Time deposits: 91-360 days	—	—	—	—	—
Total Short-Term Investments	26,173	26,173	—	—	26,173
Total Available-for-Sale Securities	$26,173	$26,173	$—	$—	$26,173

The value of available-for-sale securities with Level 1 inputs is based on pricing from third-party pricing vendors, who use quoted prices in active markets for identical assets. The fair value measurements used for time deposits are considered Level 2 and use pricing from third-party pricing vendors who use quoted prices for identical or similar securities in both active and inactive markets.

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

(10) Business Risk and Credit Risk Concentration Involving Cash

For the three months ended September 30, 2022, the Company had three customers that comprised all of the Company’s revenue. For the three months ended September 30, 2021, the Company had one customer that materially comprised all of the Company's revenue.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the three months ended September 30, 2022 is as follows:

	Shares	Weighted Average
	(In thousands)	Exercise Price
Outstanding at June 30, 2022	$1,029	$1.35
Granted	155	0.44
Exercised	—	—
Canceled or expired	(72)	5.81
Outstanding at September 30, 2022	$1,112	$0.93

The aggregate intrinsic value of options exercisable at September 30, 2022 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $495 thousand related to stock options will be recognized over a weighted-average period of 2.58 years.

The table below details the Company’s stock options outstanding as of September 30, 2022:

		Options
		Outstanding			Options
		Weighted-			Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding (In	Contractual	Exercise	Exercisable (In	Exercise
Range of exercise prices	thousands)	Life (Years)	Price	thousands)	Price
$0.44 - 0.64	1,031	9.60	$0.61	—	$—
$1.85 - 2.83	13	5.99	2.15	10	2.08
$5.30 - 5.85	68	4.61	5.63	68	5.63
$0.44- 5.85	1,112	9.25	$0.93	77	$5.18

Compensation costs recognized related to stock option awards were $46 thousand and $0 for each of the three months ended September 30, 2022, and 2021.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2022, is as follows:

		Weighted
		Average
	Shares	Grant-Date
	(In thousands)	Fair Value
Outstanding at June 30, 2022	$2,276	$1.30
Granted	—	—
Vested	—	—
Canceled or expired	(2)	2.02
Outstanding at September 30, 2022	$2,274	$1.30

Stock compensation expenses related to restricted stock were $341 thousand and $359 thousand for the three months ended September 30, 2022, and 2021, respectively. The remaining stock-based compensation expense of $2.3 million related to restricted stock awards granted will be recognized over a weighted-average period of 2.31 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2022, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2022 and 2021, the Company incurred pre-tax losses in the amount of $2.5 million and $2.0 million, respectively. The total effective tax rate was approximately 0% for each of the three months ended September 30, 2022 and 2021.

For each of the three months ended September 30, 2022 and 2021, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Inflation Reduction Act and the Chips and Science Act were enacted in August 2022.  There is no material impact to the Company from these new tax laws.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $400 thousand of uncertain tax positions as of September 30, 2022, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

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

(16) Subsequent Events

Share Repurchase Program

On November 9, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 million of the Company’s common stock beginning November 17, 2022, and continuing through and including November 17, 2023. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases with available working capital.

Austin, Texas Office Lease Extension

On November 11, 2022, the Company signed a lease extension agreement for the Company’s offices located in Austin, Texas, extending the term of the lease through March 2025. The Company’s total contractual base rent obligation for the ten-month extension is approximately $87 thousand.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2022 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or those discussed in other documents we filed with the SEC. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the SEC or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. Long recognized as the gold standard in chemical detection, mass spectrometry has historically been too costly, bulky, and cumbersome. In contrast, the AMS Technology has been designed to be inexpensive, small, and easy to use. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 22 granted patents and one additional patent in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis applications.

ATI has contracted with Sanmina Corporation (“Sanmina”), a leading contract manufacturer with a worldwide presence, to manufacture our mass spectrometer products. Leveraging their expertise, Sanmina has helped to improve the manufacturability and reliability of our systems.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. We believe that some ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We further believe that some IMS-based ETDs have issues with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. We are currently selling the TRACER 1000 to customers who accept ECAC certification. As of September 30, 2022, we have deployed the TRACER 1000 in approximately 20 locations in 11 countries throughout Europe and Asia.

In the United States, we are working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, we announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with the TSA for passenger screening at airports. On November 14, 2019, we announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. Following ECAC certification and our early traction within the cargo market, testing for cargo security continued with the TSA. With the onset of the COVID-19 pandemic, all testing within the TSA was put on hold; however, we resumed cargo testing during the summer of 2020, and we subsequently announced on September 9, 2020, that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. Due to delays caused by COVID-19, TSA cargo detection testing is ongoing, but has proceeded much more slowly than originally anticipated. As a result, efforts are primarily focused on our other opportunities. TSA cargo detection testing is the final step to be listed on the Air Cargo Screening Technology List as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB-1000™ series of mass spectrometers for use in the hemp and cannabis markets with initial focus on optimizing yields in the extraction and distillation processes. The AgLAB product line is a derivative of our core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use. AgLAB has continued to conduct field trials to demonstrate that the AgLAB-1000-D2™ can be used in the distillation process to significantly improve the processing yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. As part of our growth plan, we also plan to launch a family of “process control” instruments, methods, and solutions that we believe could be valuable additions to many nutraceutical extraction and distillation laboratories.

During the first quarter of fiscal year 2023, we began our first production run of the AgLAB-1000-D2 and sales efforts are currently underway.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. We believe that new tools to aid in the battle against COVID-19 and other diseases remain of the utmost importance to help more quickly identify that an infection may be present, and BreathTech, in conjunction with Cleveland Clinic, is developing a quick and easy to use device to help determine the presence of infections.

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

BreathTech recently contracted with a clinical research firm to assist in procuring breath samples collected from patients. These samples are being used to further develop the library of the BreathTest-1000. Preliminary results have shown that the BreathTest-1000 can discriminate between background breath and the disease VOCs.

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

There have been no material changes to our critical accounting policies and estimates as set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 30, 2022.

Results of Operations

Three months ended September 30, 2022, compared to three months ended September 30, 2021:

Selected consolidated financial data for the quarters ended September 30, 2022, and 2021 is as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Revenue	$38	$187
Cost of revenue	32	175
Gross profit	6	12
Gross margin	16%	6%
Operating expenses:
Selling, general and administrative	1,642	1,426
Research and development	1,129	639
Total operating expenses	2,771	2,065
Loss from operations	(2,765)	(2,053)
Other income and (expense), net	235	24
Income tax benefit	—	—
Net loss	$(2,530)	$(2,029)

Revenue – Total revenue decreased by $149 thousand during the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022. In the first quarter of fiscal 2023, all revenue was comprised of consumables and maintenance services for the TRACER 1000 and a short-term rental of a TRACER 1000 system. In the first quarter of fiscal 2022, all revenue was related to the sales of our TRACER 1000 to DHL (Deutsche Post AG). The decrease in revenue is primarily the result of Astrotech shifting its sales efforts from the volatile ETD market and concentrating on commercializing, marketing, and selling the AgLAB-1000-D2. We believe that the AgLAB market should provide for a more profitable opportunity versus the commoditized ETD market.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the first quarter of fiscal 2023 and 2022, cost of revenue was comprised of labor, materials, shipping, warranty reserve and overhead allocation related to the sale of TRACER 1000 units. Cost of revenue decreased $143 thousand during the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022 due to the decrease in revenue as described above. Gross margin increased by 10% in the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022 due to our revenue being comprised of recurring services and materials as opposed to mainly system sales.

Operating Expenses – Operating expenses increased $706 thousand, or 34.2%, during the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses increased $216 thousand, or 15.1%, during the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022, due to an increase in legal expenses related to our ongoing derivative litigation, director fees for our lead independent director, and payroll expenses related to customer support.

●

Research and development expenses increased $490 thousand, or 76.7%, during the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022, largely driven by an increase in expenses related to our field trials and further development and refinement of our AgLAB product as well as contracting an additional clinical research firm to accelerate the collection of samples for building the BreathTech library.

Income Taxes – Income tax benefit did not change during the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022. The realization of tax benefits depends on the existence of future taxable income. Pursuant to Accounting Standards Codification (“ASC”) 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Three Months Ended September 30,
(In thousands)	2022	2021	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(2,441)	$(2,186)	$(255)
Net cash used in investing activities	(5,201)	(97)	(5,104)
Net cash used in financing activities	(538)	(2,003)	1,465
Net change in cash and cash equivalents	$(8,180)	$(4,286)	$(3,894)

Cash and Cash Equivalents

As of September 30, 2022, we held cash and cash equivalents of $18.2 million, and our working capital was approximately $49.4 million. As of June 30, 2022, we had cash and cash equivalents of $26.4 million, and our working capital was approximately $52.3 million. Cash and cash equivalents decreased $8.2 million as of September 30, 2022, compared to June 30, 2022, due to the purchases of short-term time deposit investments as well as continuing operating expenses.

Operating Activities

Cash used in operating activities increased $255 thousand for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to a decrease in payroll-related accruals and an increase in operating expenses, partially offset by an increase of accounts payable and a decrease in accounts receivable.

Share Repurchase Program

On November 9, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 million of the Company’s common stock beginning November 17, 2022, and continuing through and including November 17, 2023. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases with available working capital.

Investing Activities

Cash used in investing activities increased $5.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to the purchases of short-term time deposit investments.

Financing Activities

Cash used in financing activities decreased $1.5 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to a larger repayment of related party debt in the prior year. We did not have any material off-balance sheet arrangements as of September 30, 2022.

Liquidity

During the fiscal year 2021, we successfully completed several public offerings of our common stock, raising net proceeds of approximately $67.6 million which will be used to satisfy our short-term and long-term capital needs.  There have been no material updates to our expectations for our short- and long-term liquidity and operating capital requirements since our Annual Report on Form 10-K for the year ended June 30, 2022.

Income Taxes

Provision for Income Tax

Our effective tax rate is 0% for income tax for the three months ended September 30, 2022, and we expect that our effective tax rate for the full fiscal year 2023 year will be 0%. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

We recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. We currently have approximately $400 thousand of uncertain tax positions as of September 30, 2022, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Income Taxes

There is $0 provision for income taxes during each of the three months ended September 30, 2022 and 2021.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Form 10-K for the fiscal year ended June 30, 2022:

There can be no assurance that we will repurchase shares of our common stock at all or in any particular amounts.

The stock markets in general have experienced substantial price and trading fluctuations, which have resulted in volatility in the market prices of securities that often are unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock. Price volatility over a given period may also cause the average price at which we repurchase our own common stock to exceed the stock’s price at a given point in time. In addition, significant changes in the trading price of our common stock and our ability to access capital on terms favorable to us could impact our ability to repurchase shares of our common stock. The timing and amount of any repurchases will be determined by the Company’s management based on its evaluation of market conditions, capital allocation alternatives and other factors beyond our control. Our share repurchase program may be modified, suspended, extended or terminated by the Company at any time and without notice.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).	Exhibit 3.2 to Form 8-K filed on December 28, 2017.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 14, 2022	/s/ Jaime Hinojosa
Jaime Hinojosa
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)