Form 10-Q
period 2022-12-31
ASTROTECH Corp
filed 2023-02-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 10, 2023, the number of shares of the registrant’s common stock outstanding was: 1,692,600.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	June 30,
	2022	2022
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$15,889	$26,453
Short-term investments	30,953	26,173
Accounts receivable	112	56
Cost and estimated revenue in excess of billings	4	2
Inventory, net:
Raw materials	1,012	864
Work-in-process	167	136
Finished goods	318	518
Prepaid expenses and other current assets	979	748
Total current assets	49,434	54,950
Property and equipment, net	1,554	1,098
Operating leases, right-of-use assets, net	336	162
Other assets, net	11	11
Total assets	$51,335	$56,221
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	301	169
Payroll related accruals	711	816
Accrued expenses and other liabilities	965	961
Income tax payable	1	2
Term note payable - related party	—	500
Lease liabilities, current	291	234
Total current liabilities	2,269	2,682
Lease liabilities, net of current portion	356	303
Total liabilities	2,625	2,985
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at December 31, 2022 and June 30, 2022	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at December 31, 2022 and June 30, 2022; 1,690,450 and 1,685,595 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	190,643	190,642
Additional paid-in capital	80,295	79,505
Accumulated deficit	(220,659)	(215,712)
Accumulated other comprehensive loss	(1,569)	(1,199)
Total stockholders’ equity	48,710	53,236
Total liabilities and stockholders’ equity	$51,335	$56,221

Note: The balance sheet at June 30, 2022, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue	$263	$561	$301	$748
Cost of revenue	155	441	187	616
Gross profit	108	120	114	132
Operating expenses:
Selling, general and administrative	1,558	1,728	3,200	3,154
Research and development	1,364	652	2,492	1,291
Total operating expenses	2,922	2,380	5,692	4,445
Loss from operations	(2,814)	(2,260)	(5,578)	(4,313)
Other income and expense, net	396	80	631	104
Loss from operations before income taxes	(2,418)	(2,180)	(4,947)	(4,209)
Income tax benefit	—	—	—	—
Net loss	$(2,418)	$(2,180)	$(4,947)	$(4,209)
Weighted average common shares outstanding:
Basic and diluted	1,613	1,583	1,613	1,582
Basic and diluted net loss per common share:
Net loss per common share	$(1.50)	$(1.38)	$(3.07)	$(2.66)
Other comprehensive loss, net of tax:
Net loss	$(2,418)	$(2,180)	$(4,947)	$(4,209)
Available-for-sale securities:
Net unrealized losses, net of zero tax expense	(2)	(197)	(370)	(245)
Total comprehensive loss	$(2,420)	$(2,377)	$(5,317)	$(4,454)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2022	281	$—	1,686	$190,642	$79,505	$(215,712)	$(1,199)	$53,236
Net change in available-for-sale marketable securities	—	—	—	—	—	—	(368)	(368)
Stock-based compensation	—	—	2	—	387	—	—	387
Net loss	—	—	—	—	—	(2,529)	—	(2,529)
Balance at September 30, 2022	281	$—	1,688	$190,642	$79,892	$(218,241)	$(1,567)	$50,726
Net change in available-for-sale marketable securities	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	2	1	403	—	—	404
Net loss	—	—	—	—	—	(2,418)	—	(2,418)
Balance at December 31, 2022	281	$—	1,690	$190,643	$80,295	$(220,659)	$(1,569)	$48,710

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2021	281	$—	1,648	$190,641	$77,971	$(207,382)	$(23)	$61,207
Net change in available-for-sale marketable securities	—	—	—	—	—	—	(48)	(48)
Stock-based compensation	—	—	—	—	359	—	—	359
Net loss	—	—	—	—	—	(2,029)	—	(2,029)
Balance at September 30, 2021	281	$—	1,648	$190,641	$78,330	$(209,411)	$(71)	$59,489
Net change in available-for-sale marketable securities	—	—	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	2	—	439	—	—	439
Net loss	—	—	—	—	—	(2,180)	—	(2,180)
Balance at December 31, 2021	281	$—	1,650	$190,641	$78,769	$(211,591)	$(268)	$57,551

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,947)	$(4,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	791	798
Depreciation and amortization	199	94
Changes in assets and liabilities:
Accounts receivable	(56)	(87)
Cost and estimated revenue in excess of billings	(2)	—
Inventory, net	21	86
Accounts payable	132	(306)
Income tax payable	(1)	—
Other assets and liabilities	(392)	140
Net cash used in operating activities	(4,255)	(3,484)
Cash flows from investing activities:
Purchase of security investments	(5,100)	—
Purchases of property and equipment	(632)	(264)
Net cash used in investing activities	(5,732)	(264)
Cash flows from financing activities:
Repayment of related party debt	(500)	(2,000)
Repayments on lease financing	(77)	(18)
Net cash used in financing activities	(577)	(2,018)
Net change in cash and cash equivalents	(10,564)	(5,766)
Cash and cash equivalents at beginning of period	26,453	35,936
Cash and cash equivalents at end of period	$15,889	$30,170

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$3
Acquisition of equipment through financing lease	$—	$394
Operating right of use assets and associated liabilities	$223	$—
Income taxes paid	$1	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. Certain prior period amounts have been reclassified to conform to the current year presentation or adjusted due to rounding and have had no impact on net income or stockholders' equity.

Reverse Stock Split – On Monday, December 5, 2022, the Company effectuated a reverse stock split of its shares of common stock, par value $0.001 per share (the “Common Stock”), whereby every thirty (30) pre-split shares of Common Stock were exchanged for one (1) post-split share of the Company's Common Stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. Numbers presented in these condensed consolidated financial statements have been adjusted to reflect the Reverse Stock Split.

Accounting Pronouncements – There were no new accounting pronouncements which affected the company and its business.

Our Business Units

Astrotech Technologies, Inc.

Astrotech Technologies, Inc. (“ATI”) owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect Corporation (“1st Detect”). The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 21 patents granted with one additional patent in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB Inc. (“AgLAB”) for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis applications.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometry (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”). The TRACER 1000 was designed to outperform the ETDs currently used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company further believes that some IMS-based ETDs have issues with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of December 31, 2022, the Company has deployed the TRACER 1000 in approximately 21 locations in 14 countries throughout Europe and Asia.

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. We believe hemp and cannabis distillers can gain significant improvement on their processing yields by utilizing the AgLAB 1000-D2™ system with their existing short path-molecular distillation systems. As part of our growth plan, we also plan to launch a family of “process control” methods and solutions that we believe could be valuable additions to many nutraceutical distillation laboratories.

During the first quarter of fiscal year 2023, we began our first production run of the AgLAB 1000-D2 and sales efforts are currently underway.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, is developing the BreathTest-1000™, a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. The Company believes that new tools to aid in the battle against COVID-19 and other diseases remain of the utmost importance to help more quickly identify that an infection may be present.

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

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of December 31, 2022 and June 30, 2022:

	December 31, 2022
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,997	$—	$(1,071)	$18,926
ETFs - Corporate & Government Debt	7,375	—	(463)	6,912
Time Deposits	5,150	—	(35)	5,115
Total	$32,522	$—	$(1,569)	$30,953

	June 30, 2022
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,997	$—	$(806)	$19,191
ETFs - Corporate & Government Debt	7,375	—	(393)	6,982
Time Deposits	—	—	—	—
Total	$27,372	$—	$(1,199)	$26,173

We have certain financial instruments on our condensed consolidated balance sheets related to interest-bearing time deposits. Time deposits with maturities of less than 90 days, if any, from the purchase date are included in “Cash and Cash Equivalents.” Time deposits with maturities from 91-360 days, if any, are included in “Short-term investments.” Time deposits with maturities of more than 360 days, if any, are included in “Long-term investments.” As of  December 31, 2022 and June 30, 2022, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 8.

The following table presents the carrying amounts of certain financial instruments as of December 31, 2022 and June 30, 2022:

	Carrying Value
	Short-Term Investments
(In thousands)	December 31, 2022	June 30, 2022
Mutual Funds - Corporate & Government Debt	$18,926	$19,191
ETFs - Corporate & Government Debt	6,912	6,982
Time Deposits - Maturities from 91-360 days	5,115	—
Total	$30,953	$26,173

(3) Leases

On April 27, 2021, Astrotech entered into a new lease for a research and development facility of approximately 5,960 square feet in Austin, Texas (the “R&D facility”) that includes a laboratory, a small production shop, and offices for staff, although many of the Company’s employees continue to work remotely. The lease commenced on June 1, 2021 and had a lease term of 36 months. On November 11, 2022, the Company signed a lease extension agreement for the R&D facility, extending the term of the lease through April 30, 2025. The Company’s total contractual base rent obligation for the eleven-month extension is approximately $95 thousand.

On November 22, 2022, Astrotech entered into a sublease agreement for an additional facility directly adjacent to the R&D facility (the “subleased facility”). The subleased facility consists of approximately 3,900 square feet and will provide the space needed as the Company launches its AgLAB products and continues its R&D efforts at BreathTech. The sublease commenced on December 1, 2022 and has a lease term of 29 months. The Company’s total contractual base rent obligation for the subleased facility is approximately $156 thousand.

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	December 31, 2022
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$336
Financing lease assets	Property and equipment, net	415
Total lease assets		$751

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$148
Financing lease obligations	Lease liabilities, current	143
Non-current:
Operating lease obligations	Lease liabilities, non-current	216
Financing lease obligations	Lease liabilities, non-current	140
Total lease liabilities		$647

Future minimum lease payments under non-cancellable leases are as follows:

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2023	$83	$77	$160
2024	166	154	320
2025	142	67	209
2026	—	—	—
2027	—	—	—
Thereafter	—	—	—
Total lease obligations	391	298	689
Less: imputed interest	27	15	42
Present value of net minimum lease obligations	364	283	647
Less: lease liabilities - current	148	143	291
Lease liabilities - non-current	$216	$140	$356

Other information as of December 31, 2022 is as follows:

Weighted-average remaining lease term (years):
Operating leases	2.3
Financing leases	2.0
Weighted-average discount rate:
Operating leases	6.3%
Financing leases	5.3%

Cash payments for operating leases for the three months ended December 31, 2022 and 2021 totaled $31 thousand and $25 thousand, respectively. Cash payments for financing leases for the three months ended  December 31, 2022 and 2021 totaled $38 thousand and $15 thousand, respectively.

Cash payments for operating leases for the six months ended  December 31, 2022 and 2021 totaled $57 thousand and $35 thousand, respectively. Cash payments for financing leases for the six months ended  December 31, 2022 and 2021 totaled $77 thousand and $18 thousand, respectively.

(4) Property and Equipment, net

As of December 31, 2022 and June 30, 2022, property and equipment, net consisted of the following:

(In thousands)	December 31, 2022	June 30, 2022
Furniture, fixtures, equipment & leasehold improvements	$1,981	$1,371
Software	217	264
Capital improvements in progress	140	242
Gross property and equipment	2,338	1,877
Accumulated depreciation and amortization	(784)	(779)
Property and equipment, net	$1,554	$1,098

Depreciation and amortization expense of property and equipment for the three months ended December 31, 2022 and 2021 was $82 thousand and $34 thousand, respectively. Depreciation and amortization expense of property and equipment for the six months ended December 31, 2022 and 2021 was $149 thousand and $51 thousand, respectively.

(5) Stockholders’ Equity

Common Stock

On November 22, 2022, the Company filed a third amendment (the “Amendment”) to the Company’s Certificate of Incorporation (as amended, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect a 1-for- 30 reverse stock split of all of the Company’s issued and outstanding shares of Common Stock. The Amendment provided that, at the effective time of the Reverse Stock Split, every 30 shares of the Company’s issued and outstanding Common Stock were automatically combined into one validly issued, fully paid and non-assessable share of Common Stock, without effecting a change to the par value per share. The Reverse Stock Split affected all shares of the Company’s Common Stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of Common Stock available for issuance under the Company’s equity incentive plans. In addition, the Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of stock options and warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in exercise price per share. The Reverse Stock Split also triggered a proportionate adjustment to the number of shares of Common Stock issuable upon the conversion of our Series D convertible preferred stock, par value of $0.001 per share (“Series D Preferred Shares”). All historical per share data, number of shares outstanding, and other common stock equivalents for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Preferred Stock

The Company has issued 280,898 shares of Series D Preferred Shares, all of which are issued and outstanding. Series D Preferred Shares are convertible to common stock on a one-to-thirty basis. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

Share Repurchase Program

On November 9, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 million of the Company’s common stock beginning November 17, 2022 and continuing through and including November 17, 2023. The shares may be repurchased from time to time in the open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases with available working capital. There were no repurchases of the Company’s common stock under the share repurchase program during the three months ended December 31, 2022.

Warrants

A summary of the common stock warrant activity for the six months ended December 31, 2022 is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2022	80	$72.10	$3,747	3.60
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding December 31, 2022	80	$72.10	$3,747	3.10

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants (In thousands)
Issue Date	Classification	Exercise Price	Expiration Date	December 31, 2022	June 30, 2022
March 26, 2020	Equity	$187.50	March 25, 2025	1	1
March 30, 2020	Equity	$140.63	March 27, 2025	2	2
October 23, 2020	Equity	$86.25	October 21, 2025	15	15
October 28, 2020	Equity	$80.63	October 28, 2025	6	6
February 16, 2021	Equity	$121.88	February 11, 2026	6	6
April 12, 2021	Equity	$56.25	April 7, 2026	50	50
Total Outstanding				80	80

Nasdaq Compliance

The Reverse Stock Split was primarily intended to bring the Company into compliance with the minimum bid price requirements for maintaining its listing on The Nasdaq Stock Market LLC (“Nasdaq”). On December 19, 2022, the Company received written notice from the Listing Qualifications Department of Nasdaq stating that, because the Company’s Common Stock had a closing bid price at or above $1.00 per share for a minimum of 10 consecutive business days, the Company had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), and that the matter is now closed.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(2,418)	$(2,180)	$(4,947)	$(4,209)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,613	1,583	1,613	1,582
Basic and diluted net loss per common share:
Net loss per common share	$(1.50)	$(1.38)	$(3.07)	$(2.66)

All unvested restricted stock awards for the six months ended December 31, 2022 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 37,032 shares of common stock at exercise prices ranging from $13.20 to $175.50 per share outstanding as of December 31, 2022 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three and six months ended December 31, 2022, the Company had three revenue sources that comprised materially all of its revenue. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of December 31, 2022 and June 30, 2022:

	December 31, 2022
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	18,926	18,926	—	—	18,926
ETFs - Corporate & Government Debt	6,912	6,912	—	—	6,912
Time deposits: 91-360 days	5,115	—	5,115	—	5,115
Total Available-for-Sale Investments	$30,953	$25,838	$5,115	$—	$30,953

	June 30, 2022
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	19,191	19,191	—	—	19,191
ETFs - Corporate & Government Debt	6,982	6,982	—	—	6,982
Time deposits: 91-360 days	—	—	—	—	—
Total Available-for-Sale Investments	$26,173	$26,173	$—	$—	$26,173

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

(10) Business Risk and Credit Risk Concentration Involving Cash

For the three and six months ended December 31, 2022 and December 31,2021, the Company had three customers that comprised materially all of the Company's revenue. Additionally, the material amount of trade receivables was comprised of one customer.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the six months ended December 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2022	34,284	$40.41
Granted	5,162	13.20
Exercised	—	—
Canceled or expired	(2,414)	174.08
Outstanding at December 31, 2022	37,032	$27.91

The aggregate intrinsic value of options exercisable at December 31, 2022 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $446 thousand related to stock options will be recognized over a weighted-average period of 2.33 years.

The table below details the Company’s stock options outstanding as of December 31, 2022:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$13.20 - 19.20	34,361	9.35	$18.30	—	$—
$55.50 - 84.90	431	5.76	62.22	431	62.22
$159.00 - 175.50	2,240	4.36	168.82	2,240	168.82
$13.20 - 175.50	37,032	9.00	$27.91	2,671	$151.62

Compensation costs recognized related to stock option awards were $48 thousand and $0 for each of the three months ended December 31, 2022, and 2021. Compensation costs recognized related to stock option awards were $94 thousand and $1 thousand for each of the six months ended December 31, 2022 and 2021.

Restricted Stock

The Company’s restricted stock activity for the six months ended December 31, 2022, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2022	75,873	$39.00
Granted	—	—
Vested	—	—
Canceled or expired	(55)	60.60
Outstanding at December 31, 2022	75,818	$38.93

Stock compensation expenses related to restricted stock were $356 thousand and $439 thousand for the three months ended December 31, 2022, and 2021, respectively. Stock compensation expenses related to restricted stock were $697 thousand and $797 thousand for the six months ended December 31, 2022 and 2021, respectively. The remaining stock-based compensation expense of $2.0 million related to restricted stock awards granted will be recognized over a weighted-average period of 2.13 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2022, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended December 31, 2022 and 2021, the Company incurred pre-tax losses in the amount of $2.4 million and $2.2 million, respectively. For the six months ended  December 31, 2022 and 2021, the Company incurred pre-tax losses in the amount of $4.9 million and $4.2 million, respectively. The total effective tax rate was approximately 0% for each of the three and six months ended December 31, 2022 and 2021.

For each of the six months ended December 31, 2022 and 2021, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Inflation Reduction Act and the Chips and Science Act were enacted in August 2022.  There is no material impact to the Company from these new tax laws.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $400 thousand of uncertain tax positions as of December 31, 2022, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2003 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

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

Litigation, Investigations, and Audits

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated those allegations and does not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective. Nevertheless, to resolve any uncertainty, on April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law. On October 6, 2021, the Delaware Court of Chancery granted the Company’s request and confirmed and validated the 2020 Certificate Amendment. Thereafter, a settlement in principle was reached with the Plaintiffs in the Stein Action and the parties to the Stein Action presented the settlement to the Court for approval.  The Company is currently awaiting a Court decision.

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

(15) Impact of COVID-19 Pandemic

To date, the Company has seen delays with respect to the TSA certification process and parts of its supply chain, particularly the impact of the global semiconductor and electronics shortage, which has now resulted in product pricing inflation. In addition, although passenger demand for air travel has rebounded, the overall recovery of the airline industry and ancillary services remains uncertain and is dependent upon, among other things, public health impacts of new COVID-19 variants and subsequent recommendations and restrictions provided by federal, state and local authorities.

The Company continues to manage production, secure alternative supplies, and take other proactive actions. The Company believes that it will be able to pass the inflation caused by raw materials shortages and increased shipping costs to its customers by increasing the price of its instruments. If supply chain shortages become more severe or longer term in nature, the Company’s business and results of operations could be adversely impacted; however, the Company does not expect this issue to materially adversely affect its liquidity position. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.

CARES Act

On March 27, 2020, the CARES Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll taxes, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The most significant relief measures which the Company qualified for were a loan pursuant to the Paycheck Protection Program for which the Company has received full forgiveness, alternative minimum tax credit refunds, employee retention credit, and payroll tax deferral. The payroll tax deferral was effective from the enactment date through December 31, 2020, and 100% of the deferred amount has been paid as of December 31, 2022. The deferred payroll taxes were recorded within accrued liabilities on the condensed consolidated balance sheets.

The Company will continue to assess the treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on the business.

(16) Subsequent Events

On January 27, 2023, the Board of Directors (the “Board”) of the Company increased the size of the Board from four to five directors and appointed Bob McFarland as a director of the Company, effective as of January 27, 2023. The Board has determined that Mr. McFarland is independent in accordance with Nasdaq rules. Mr. McFarland has not yet been named to a Board committee. In connection with his appointment, Mr. McFarland was granted 2,150 restricted shares of the Company’s common stock under the Company’s 2021 Omnibus Equity Incentive Plan, vesting in three equal annual installments on January 27, 2024, January 27, 2025, and January 27, 2026. Mr. McFarland will receive the standard compensation package for the Company’s non-employee directors as described in the section entitled “Director Compensation” in the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on September 26, 2022.

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

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. Long recognized as the gold standard in chemical detection, mass spectrometry has historically been too costly, bulky, and cumbersome. In contrast, the AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 21 granted patents and one additional patent in process along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis applications.

ATI has contracted with Sanmina Corporation (“Sanmina”), a leading contract manufacturer with a worldwide presence, to manufacture our mass spectrometer products. Leveraging their expertise, Sanmina has helped to improve the manufacturability and reliability of our systems.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometry ("MS") based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”). The TRACER 1000 was designed to outperform the ETDs currently used at airports, cargo and other secured facilities, and borders worldwide. We believe that some ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We further believe that some IMS-based ETDs have issues with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. We are currently selling the TRACER 1000 to customers who accept ECAC certification. As of December 31, 2022, we have deployed the TRACER 1000 in approximately 21 locations in 14 countries throughout Europe and Asia.

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of our core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use. AgLAB has continued to conduct field trials to demonstrate that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the processing yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. As part of our growth plan, we also plan to launch a family of “process control” methods and solutions that we believe could be valuable additions to many nutraceutical distillation laboratories.

During the first quarter of fiscal year 2023, we began our first production run of the AgLAB 1000-D2 and sales efforts are currently underway.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. We believe that new tools to aid in the battle against COVID-19 and other diseases remain of the utmost importance to help more quickly identify that an infection may be present.

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

Trends and Uncertainties - COVID-19

To date, we have seen delays with respect to the TSA certification process and parts of its supply chain, particularly the impact of the global semiconductor and electronics shortage, which has now resulted in product pricing inflation. In addition, although passenger demand for air travel has rebounded, the overall recovery of the airline industry and ancillary services remains uncertain and is dependent upon, among other things, public health impacts of new COVID-19 variants and subsequent recommendations and restrictions provided by federal, state and local authorities.

We continue to manage production, to secure alternative supplies, and to take other proactive actions. We believe that we will be able to pass the inflation caused by raw materials shortages and increased shipping costs to our customers by increasing the price of our instruments. If supply chain shortages become more severe or longer term in nature, our business and results of operations could be adversely impacted; however, we do not expect this issue to materially adversely affect its liquidity position. The long-term impact of the COVID-19 pandemic on our business may not be fully reflected until future periods.

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

Results of Operations

Three months ended December 31, 2022, compared to three months ended December 31, 2021:

Selected consolidated financial data for the quarters ended December 31, 2022, and 2021 is as follows:

	Three Months Ended December 31,
(In thousands)	2022	2021
Revenue	$263	$561
Cost of revenue	155	441
Gross profit	108	120
Gross margin	41%	21%
Operating expenses:
Selling, general and administrative	1,558	1,728
Research and development	1,364	652
Total operating expenses	2,922	2,380
Loss from operations	(2,814)	(2,260)
Other income and expense, net	396	80
Income tax benefit	—	—
Net loss	$(2,418)	$(2,180)

Revenue – Total revenue decreased by $298 thousand during the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022. In the second quarter of fiscal 2023, the majority of the revenue was related to sales of our TRACER 1000 to two new customers, in addition to ongoing consumable and recurring maintenance services. In the second quarter of fiscal 2022, all revenue was related to the sales of our TRACER 1000 to an airport security checkpoint customer and to DHL (Deutsche Post AG), along with ongoing sales of consumables and recurring maintenance services.  The decrease in revenue is primarily the result of Astrotech shifting its sales efforts from the volatile ETD market and concentrating on commercializing, marketing, and selling the AgLAB 1000-D2. We believe that the AgLAB market should provide for a more profitable opportunity compared to the commoditized ETD market.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the second quarter of fiscal 2023 and 2022, cost of revenue was comprised of labor, materials, shipping, and warranty reserve related to the sale of TRACER 1000 units. Cost of revenue decreased $286 thousand during the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022 due to the decrease in revenue as described above. Gross margin increased by 20% in the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022 due to a higher proportion of recurring revenue.

Operating Expenses – Operating expenses increased $542 thousand, or 22.8%, during the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses decreased $170 thousand, or 9.8%, during the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022, due to decreases in legal expenses related to the derivative litigation, property tax, and timing of regulatory reporting.

●

Research and development expenses increased $712 thousand, or 109.2%, during the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022, largely driven by increases in expenses related to cross-platform improvements to our technology, field trials and further development and refinement of our AgLAB product, increased headcount, as well as contracting an additional clinical research firm to accelerate the collection of samples for building the BreathTech library.

Other income and expense, net – Other income and expense, net increased by $316 thousand during the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022, due to more income earned on capital-preservation investments as interest rates have increased.

Income Taxes – Income tax benefit did not change during the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022. The realization of tax benefits depends on the existence of future taxable income. Pursuant to Accounting Standards Codification (“ASC”) 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Six months ended December 31, 2022, compared to six months ended December 31, 2021:

Selected consolidated financial data for the six months ended December 31, 2022, and 2021 is as follows:

	Six Months Ended December 31,
(In thousands)	2022	2021
Revenue	$301	$748
Cost of revenue	187	616
Gross profit	114	132
Gross margin	38%	18%
Operating expenses:
Selling, general and administrative	3,200	3,154
Research and development	2,492	1,291
Total operating expenses	5,692	4,445
Loss from operations	(5,578)	(4,313)
Other income and expense, net	631	104
Income tax benefit	—	—
Net loss	$(4,947)	$(4,209)

Revenue – Total revenue decreased by $447 thousand during the fiscal year 2023, compared to the fiscal year 2022. In the fiscal year 2023, all revenue was comprised of TRACER 1000 unit sales and rentals, as well as ongoing sales of consumables and recurring maintenance services for the TRACER 1000. In the fiscal year 2022, all revenue was related to the sales of our TRACER 1000 to an airport security checkpoint customer as well as DHL (Deutsche Post AG). The decrease in revenue is primarily the result of Astrotech shifting its sales efforts from the volatile ETD market and concentrating on commercializing, marketing, and selling the AgLAB 1000-D2. We believe that the AgLAB market should provide for a more profitable opportunity compared to the commoditized ETD market.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the six months ended December 31, 2022 and 2021, cost of revenue was comprised of labor, materials, shipping, and warranty reserve related to the sale of TRACER 1000 units. Cost of revenue decreased $429 thousand during the fiscal year 2023, compared to fiscal year 2022, due to the decrease in revenue as described above. Gross margin increased by 20% in the fiscal year 2023, compared to the fiscal year 2022 due to a higher proportion of recurring revenue.

Operating Expenses – Operating expenses increased $1.2 million, or 28.1%, during the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Significant changes to operating expenses include the following:

●	Selling, general and administrative expenses remained consistent during the six months ended December 31, 2022, compared to the six months ended December 31, 2021.

●

Research and development expenses increased $1.2 million, or 93.0%, during the six months ended December 31, 2022, compared to the six months ended December 31, 2021, largely driven by increases in expenses related to cross-platform improvements to our technology, field trials and further development and refinement of our AgLAB product, increased headcount, purchases of machinery and equipment, as well as contracting an additional clinical research firm to accelerate the collection of samples for building the BreathTech library.

Other income and expense, net – Other income and expense, net increased $527 thousand during the six months ended December 31, 2022 compared to the six months ended December 31, 2021 driven by more income earned on short-term, capital-preservation investments as interest rates have increased and a reduction of interest expense from the partial payment of related party notes in September 2021 which was the primary driver of the prior year other income and expense, net.

Income Taxes – Income tax benefit did not change during the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740, a valuation allowance has been established on all of our deferred tax assets.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Six Months Ended December 31,
(In thousands)	2022	2021	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(4,255)	$(3,484)	$(771)
Net cash used in investing activities	(5,732)	(264)	(5,468)
Net cash used in financing activities	(577)	(2,018)	1,441
Net change in cash and cash equivalents	$(10,564)	$(5,766)	$(4,798)

Cash and Cash Equivalents

As of December 31, 2022, we held cash and cash equivalents of $15.9 million, and our working capital was approximately $47.2 million. As of June 30, 2022, we had cash and cash equivalents of $26.4 million, and our working capital was approximately $52.3 million. Cash and cash equivalents decreased $10.6 million as of December 31, 2022, compared to June 30, 2022, due to the purchases of short-term time deposit investments as well as continuing operating expenses.

Operating Activities

Cash used in operating activities increased $771 thousand for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, due to an increase in prepayments and operating expenses, partially offset by an increase of accounts payable.

Investing Activities

Cash used in investing activities increased $5.5 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, due to the purchases of short-term time deposit investments.

Financing Activities

Cash used in financing activities decreased $1.4 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, due to a larger repayment of related party debt in the prior year.

We did not have any material off-balance sheet arrangements as of December 31, 2022.

Share Repurchase Program

On November 9, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 million of the Company’s common stock beginning November 17, 2022 and continuing through and including November 17, 2023. The shares may be repurchased from time to time in open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases with available working capital. There were no repurchases of the Company’s common stock under the share repurchase program during the three months ended December 31, 2022.

Liquidity

During the fiscal year 2021, we successfully completed several public offerings of our common stock, raising net proceeds of approximately $67.6 million which will be used to satisfy our short-term and long-term capital needs. Other than using cash to pay for repurchases of the Company’s common stock under the share repurchase program, there have been no material updates to our expectations for our short- and long-term liquidity and operating capital requirements since our Annual Report on Form 10-K for the year ended June 30, 2022.

Income Taxes

Provision for Income Tax

Our effective tax rate is 0% for income tax for the six months ended December 31, 2022, and we expect that our effective tax rate for the full fiscal year 2023 year will be 0%. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

We recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. We currently have approximately $400 thousand of uncertain tax positions as of December 31, 2022, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Income Taxes

There is $0 provision for income taxes during each of the three and six months ended December 31, 2022 and 2021.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated those allegations and does not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective. Nevertheless, to resolve any uncertainty, on April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law. On October 6, 2021, the Delaware Court of Chancery granted the Company’s request and confirmed and validated the 2020 Certificate Amendment. Thereafter, a settlement in principle was reached with the Plaintiffs in the Stein Action and the parties to the Stein Action presented the settlement to the Court for approval.  The Company is currently awaiting a Court decision.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 9, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 million of the Company’s common stock beginning November 17, 2022 and continuing through and including November 17, 2023. There were no repurchases of the Company’s common stock under the share repurchase program during the three months ended December 31, 2022.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).	Exhibit 3.2 to Form 8-K filed on December 28, 2017.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 13, 2023	/s/ Jaime Hinojosa
Jaime Hinojosa
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)