Form 10-Q
period 2023-03-31
ASTROTECH Corp
filed 2023-05-12
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 9, 2023, the number of shares of the registrant’s common stock outstanding was: 1,684,556.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	June 30,
	2023	2022
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$14,435	$26,453
Short-term investments	29,714	26,173
Accounts receivable	74	56
Cost and estimated revenue in excess of billings	—	2
Inventory, net:
Raw materials	1,242	864
Work-in-process	63	136
Finished goods	452	518
Prepaid expenses and other current assets	930	748
Total current assets	46,910	54,950
Property and equipment, net	2,169	1,098
Operating leases, right-of-use assets, net	299	162
Other assets, net	30	11
Total assets	$49,408	$56,221
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	274	169
Payroll related accruals	922	816
Accrued expenses and other liabilities	833	961
Income tax payable	—	2
Term note payable - related party	—	500
Lease liabilities, current	295	234
Total current liabilities	2,324	2,682
Lease liabilities, net of current portion	281	303
Total liabilities	2,605	2,985
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at March 31, 2023 and June 30, 2022	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at March 31, 2023 and June 30, 2022; 1,692,600 and 1,685,595 shares issued at March 31, 2023 and June 30, 2022, respectively; 1,686,723 and 1,685,595 outstanding at March 31, 2023 and June 30, 2022, respectively	190,643	190,642
Treasury shares, 5,821 and no shares at March 31, 2023 and June 30, 2022, respectively	(69)	—
Additional paid-in capital	80,651	79,505
Accumulated deficit	(223,034)	(215,712)
Accumulated other comprehensive loss	(1,388)	(1,199)
Total stockholders’ equity	46,803	53,236
Total liabilities and stockholders’ equity	$49,408	$56,221

Note: The condensed consolidated balance sheet at June 30, 2022, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue	$35	$97	$336	$845
Cost of revenue	24	46	211	662
Gross profit	11	51	125	183
Operating expenses:
Selling, general and administrative	1,406	1,476	4,606	4,630
Research and development	1,355	722	3,847	2,013
Total operating expenses	2,761	2,198	8,453	6,643
Loss from operations	(2,750)	(2,147)	(8,328)	(6,460)
Other income and expense, net	375	47	1,006	151
Loss from operations before income taxes	(2,375	(2,100)	(7,322)	(6,309)
Income tax benefit	—	—	—	—
Net loss	$(2,375)	$(2,100)	$(7,322)	$(6,309)
Weighted average common shares outstanding:
Basic and diluted	1,616	1,587	1,614	1,584
Basic and diluted net loss per common share:
Net loss per common share	$(1.47)	$(1.32)	$(4.54)	$(3.98)
Other comprehensive loss, net of tax:
Net loss	$(2,375)	$(2,100)	$(7,322)	$(6,309)
Available-for-sale securities:
Net unrealized gain/(losses)	181	(524)	(189)	(769)
Total comprehensive loss	$(2,194)	$(2,624)	$(7,511)	$(7,078)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2022	281	$—	1,686	$190,642	$—	$79,505	$(215,712)	$(1,199)	$53,236
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(368)	(368)
Stock-based compensation	—	—	2	—	—	387	—	—	387
Net loss	—	—	—	—	—	—	(2,529)	—	(2,529)
Balance at September 30, 2022	281	$—	1,688	$190,642	$—	$79,892	$(218,241)	$(1,567)	$50,726
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	3	1	—	403	—	—	404
Net loss	—	—	—	—	—	—	(2,418)	—	(2,418)
Balance at December 31, 2022	281	$—	1,691	$190,643	$—	$80,295	$(220,659)	$(1,569)	$48,710
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	181	181
Stock-based compensation	—	—	—	—	—	356	—	—	356
Restricted stock issuance	—	—	2	—	—	—	—	—	—
Purchase of treasury stock	—	—	(6)	—	(69)	—	—	—	(69)
Net loss	—	—	—	—	—	—	(2,375)	—	(2,375)
Balance at March 31, 2023	281	$—	1,687	$190,643	$(69)	$80,651	$(223,034)	$(1,388)	$46,803

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2021	281	$—	1,648	$190,641	$—	$77,971	$(207,382)	$(23)	$61,207
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(48)	(48)
Stock-based compensation	—	—	—	—	—	359	—	—	359
Net loss	—	—	—	—	—	—	(2,029)	—	(2,029)
Balance at September 30, 2021	281	$—	1,648	$190,641	$—	$78,330	$(209,411)	$(71)	$59,489
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(197)	(197)
Stock-based compensation	—	—	2	—	—	439	—	—	439
Net loss	—	—	—	—	—	—	(2,180)	—	(2,180)
Balance at December 31, 2021	281	$—	1,650	$190,641	$—	$78,769	$(211,591)	$(268)	$57,551
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(524,000)	(524)
Stock-based compensation	—	—	2	—	—	368	—	—	368
Net loss	—	—	—	—	—	—	(2,100)	—	(2,100)
Balance at March 31, 2022	281	$—	1,652	$190,641	$—	$79,137	$(213,691)	$(792)	$55,295

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,322)	$(6,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,147	1,166
Depreciation and amortization	308	169
Changes in assets and liabilities:
Accounts receivable	(18)	(135)
Cost and estimated revenue in excess of billings	2	—
Inventory, net	(239)	2
Accounts payable	105	(289)
Income tax payable	(2)	—
Other assets and liabilities	(321)	232
Net cash used in operating activities	(6,340)	(5,164)
Cash flows from investing activities:
Purchase of security investments	(5,100)	—
Maturity of held-to-maturity securities	1,425
Purchases of property and equipment	(1,319)	(370)
Net cash used in investing activities	(4,994)	(370)
Cash flows from financing activities:
Purchase of treasury stock	(69)	—
Repayment of related party debt	(500)	(2,000)
Repayments on lease financing	(115)	(56)
Net cash used in financing activities	(684)	(2,056)
Net change in cash and cash equivalents	(12,018)	(7,590)
Cash and cash equivalents at beginning of period	26,453	35,936
Cash and cash equivalents at end of period	$14,435	$28,346

Supplemental disclosures of cash flow information:
Cash paid for interest	$66	$8
Acquisition of equipment through financing lease	$—	$394
Operating right of use assets and associated liabilities	$223	$—
Income taxes paid	$2	$—

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. Certain prior period amounts have been reclassified to conform to the current year presentation or adjusted due to rounding and have had no impact on net income or stockholders' equity.

Reverse Stock Split – On  December 5, 2022, the Company effectuated a reverse stock split of its shares of common stock, par value $0.001 per share (the “Common Stock”), whereby every thirty (30) pre-split shares of Common Stock were exchanged for one (1) post-split share of the Company's Common Stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. Numbers presented in these condensed consolidated financial statements have been adjusted to reflect the Reverse Stock Split.

Accounting Pronouncements – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For non-public entities and smaller reporting companies, the guidance was effective for annual reporting periods beginning after December 15, 2021. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years.

The Company is in process of adopting new accounting guidance regarding the accounting for credit losses. This new accounting guidance requires the Company to move from an incurred loss model to a current expected credit loss (“CECL”) model. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Our Business Units

Astrotech Technologies, Inc.

Astrotech Technologies, Inc. (“ATI”) owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect Corporation (“1st Detect”). The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 21 patents granted along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB Inc. (“AgLAB”) for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis applications.

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

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of March 31, 2023, the Company has deployed the TRACER 1000 in approximately 21 locations in 14 countries throughout Europe and Asia.

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. AgLAB has continued to conduct field trials to demonstrate that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the processing yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. The AgLAB 1000-D2 uses the Maximum Value Process solution (“MVP”) to analyze samples in real-time and assist the equipment operator determining the ideal settings required to maximize yields.  As part of our growth plan, we also plan to launch a family of “process control” methods and solutions that we believe could be valuable additions to many nutraceutical distillation laboratories.

During the first quarter of fiscal year 2023, we began our first production run of the AgLAB 1000-D2 and sales efforts are currently underway.  On April [   ], 2023, we announced the results from ongoing field trials of the AgLAB MVP solution, which we believe demonstrate that it can be a valuable tool for cannabis and hemp oil processors worldwide. During our field trials, we were able to improve ending-weight yields by an average of 30%.

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

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of March 31, 2023 and June 30, 2022:

	March 31, 2023
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,990	$—	$(962)	$19,028
ETFs - Corporate & Government Debt	7,375	—	(398)	6,977
Time Deposits	3,737	—	(28)	3,709
Total	$31,102	$—	$(1,388)	$29,714

	June 30, 2022
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,997	$—	$(806)	$19,191
ETFs - Corporate & Government Debt	7,375	—	(393)	6,982
Total	$27,372	$—	$(1,199)	$26,173

We have certain financial instruments on our condensed consolidated balance sheets related to interest-bearing time deposits. Time deposits with maturities of less than 90 days, if any, from the purchase date are included in “Cash and Cash Equivalents.” Time deposits with maturities from 91-360 days, if any, are included in “Short-term investments.” Time deposits with maturities of more than 360 days, if any, are included in “Long-term investments.” As of  March 31, 2023 and June 30, 2022, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 8.

The following table presents the carrying amounts of certain financial instruments as of March 31, 2023 and June 30, 2022:

	Carrying Value
	Short-Term Investments
(In thousands)	March 31, 2023	June 30, 2022
Mutual Funds - Corporate & Government Debt	$19,028	$19,191
ETFs - Corporate & Government Debt	6,977	6,982
Time Deposits - Maturities from 91-360 days	3,709	—
Total	$29,714	$26,173

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

On November 22, 2022, Astrotech entered into a sublease agreement for an additional facility directly adjacent to the R&D facility (the “subleased facility”). The subleased facility consists of approximately 3,900 square feet and will provide the space needed as the Company launches its AgLAB products and continues its R&D efforts at ATI & BreathTech. The sublease commenced on December 1, 2022, and has a lease term of 29 months. The Company’s total contractual base rent obligation for the subleased facility is approximately $156 thousand.

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

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	March 31, 2023
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$299
Financing lease assets	Property and equipment, net	390
Total lease assets		$689

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$150
Financing lease obligations	Lease liabilities, current	145
Non-current:
Operating lease obligations	Lease liabilities, non-current	178
Financing lease obligations	Lease liabilities, non-current	103
Total lease liabilities		$576

Future minimum lease payments under non-cancellable leases are as follows:

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2023	$42	$38	$80
2024	166	154	320
2025	142	67	209
2026	—	—	—
2027	—	—	—
Thereafter	—	—	—
Total lease obligations	350	259	609
Less: imputed interest	22	11	33
Present value of net minimum lease obligations	328	248	576
Less: lease liabilities - current	150	145	295
Lease liabilities - non-current	$178	$103	$281

Other information as of March 31, 2023, is as follows:

Weighted-average remaining lease term (years):
Operating leases	2.0
Financing leases	1.7
Weighted-average discount rate:
Operating leases	6.3%
Financing leases	5.3%

Cash payments for operating leases for the three months ended March 31, 2023, and 2022 totaled $42 thousand and $25 thousand, respectively. Cash payments for financing leases for the three months ended  March 31, 2023, and 2022 totaled $38 thousand and $38 thousand, respectively.

Cash payments for operating leases for the nine months ended  March 31, 2023, and 2022 totaled $99 thousand and $60 thousand, respectively. Cash payments for financing leases for the nine months ended  March 31, 2023, and 2022 totaled $115 thousand and $56 thousand, respectively.

(4) Property and Equipment, net

As of March 31, 2023, and June 30, 2022, property and equipment, net consisted of the following:

(In thousands)	March 31, 2023	June 30, 2022
Furniture, fixtures, equipment & leasehold improvements	$2,536	$1,371
Software	217	264
Capital improvements in progress	288	242
Gross property and equipment	3,041	1,877
Accumulated depreciation and amortization	(872)	(779)
Property and equipment, net	$2,169	$1,098

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2023, and 2022 was $88 thousand and $53 thousand, respectively. Depreciation and amortization expense of property and equipment for the nine months ended March 31, 2023 and 2022 was $221 thousand and $104 thousand, respectively.

(5) Stockholders’ Equity

Common Stock

On November 22, 2022, the Company filed a third amendment (the “Amendment”) to the Company’s Certificate of Incorporation (as amended, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect a 1-for-30 reverse stock split of all of the Company’s issued and outstanding shares of Common Stock. The Amendment provided that, at the effective time of the Reverse Stock Split, every 30 shares of the Company’s issued and outstanding Common Stock were automatically combined into one validly issued, fully paid and non-assessable share of Common Stock, without effecting a change to the par value per share. The Reverse Stock Split affected all shares of the Company’s Common Stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of Common Stock available for issuance under the Company’s equity incentive plans. In addition, the Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of stock options and warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in exercise price per share. The Reverse Stock Split also triggered a proportionate adjustment to the number of shares of Common Stock issuable upon the conversion of our Series D convertible preferred stock, par value of $0.001 per share (“Series D Preferred Shares”). All historical per share data, number of shares outstanding, and other common stock equivalents for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Preferred Stock

The Company has issued 280,898 shares of Series D Preferred shares, all of which are issued and outstanding. Series D Preferred Shares are convertible to common stock on a one-to-thirty basis. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of the Series D preferred shares has the option to convert at a ratio of 30 shares to one of common stock at the holder's discretion.

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

During the three and nine months ended March 31, 2023, 5,821 shares of the Company’s common stock were repurchased at an aggregate cost of $69,070.

Rights Plan

On December 21, 2022, the Company’s Board of Directors adopted a limited duration stockholder rights plan (the “Rights Plan”) expiring December 20, 2023 and declared a dividend of one preferred share purchase right for each outstanding share of common stock to stockholders of record on January 5, 2023 to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company for an exercise price of $58.00 once the rights become exercisable, subject to the terms of and adjustment as provided in the related rights agreement.

Warrants

A summary of the common stock warrant activity for the nine months ended March 31, 2023, is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2022	80	$72.10	$3,747	3.60
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding March 31, 2023	80	$72.10	$3,747	2.85

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants (In thousands)
Issue Date	Classification	Exercise Price	Expiration Date	March 31, 2023	June 30, 2022
March 26, 2020	Equity	$187.50	March 25, 2025	1	1
March 30, 2020	Equity	$140.63	March 27, 2025	2	2
October 23, 2020	Equity	$86.25	October 21, 2025	15	15
October 28, 2020	Equity	$80.63	October 28, 2025	6	6
February 16, 2021	Equity	$121.88	February 11, 2026	6	6
April 12, 2021	Equity	$56.25	April 7, 2026	50	50
Total Outstanding				80	80

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(2,375)	$(2,100)	$(7,322)	$(6,309)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,616	1,587	1,614	1,584
Basic and diluted net loss per common share:
Net loss per common share	$(1.47)	$(1.32)	$(4.54)	$(3.98)

All unvested restricted stock awards and convertible Series D preferred share for the nine months ended March 31, 2023 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 37,032 shares of common stock at exercise prices ranging from $13.20 to $175.50 per share outstanding as of March 31, 2023 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three months ended March 31, 2023, the Company had two revenue sources that comprised all of its revenue. During the nine months ended March 31, 2023, the Company had three revenue sources that comprised materially all of its revenue. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of March 31, 2023 and June 30, 2022:

	March 31, 2023
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	19,028	19,028	—	—	19,028
ETFs - Corporate & Government Debt	6,977	6,977	—	—	6,977
Time deposits: 91-360 days	3,709	—	3,709	—	3,709
Total Available-for-Sale Investments	$29,714	$26,005	$3,709	$—	$29,714

	June 30, 2022
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	19,191	19,191	—	—	19,191
ETFs - Corporate & Government Debt	6,982	6,982	—	—	6,982
Total Available-for-Sale Investments	$26,173	$26,173	$—	$—	$26,173

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

(10) Business Risk and Credit Risk Concentration Involving Cash

The Company had two customers that comprised all the revenue in the three months ended  March 31, 2023 and 2022. The Company had three customers that comprised materially of all the revenue for nine months ended  March 31, 2023 and 2022. Additionally, the material amount of trade receivables was comprised of one customer.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation of $250 thousand per depositor. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what we believe to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the nine months ended March 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2022	34,284	$40.41
Granted	5,162	13.20
Exercised	—	—
Canceled or expired	(2,414)	174.08
Outstanding at March 31, 2023	37,032	$27.91

The aggregate intrinsic value of options exercisable at March 31, 2023 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $399 thousand related to stock options will be recognized over a weighted-average period of 2.08 years.

The table below details the Company’s stock options outstanding as of March 31, 2023:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$13.20 - 19.20	34,361	9.10	$18.30	—	$—
$55.50 - 84.90	431	5.51	62.22	431	62.22
$159.00 - 175.50	2,240	4.11	168.82	2,240	168.82
$13.20 - 175.50	37,032	9.00	$27.91	2,671	$151.62

Compensation costs recognized related to stock option awards were $47 thousand and $0 for each of the three months ended March 31, 2023 and 2022, respectively. Compensation costs recognized related to stock option awards were $142 thousand and $1 thousand for each of the nine months ended March 31, 2023 and 2022, respectively.

Restricted Stock

The Company’s restricted stock activity for the nine months ended March 31, 2023, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2022	75,873	$39.00
Granted	2,150	11.83
Vested	(17,852)	60.60
Canceled or expired	(55)	60.60
Outstanding at March 31, 2023	60,116	$31.52

Stock compensation expenses related to restricted stock were $309 thousand and $368 thousand for the three months ended March 31, 2023 and 2022, respectively. Stock compensation expenses related to restricted stock were $1.0 million and $1.2 million for the nine months ended March 31, 2023 and 2022, respectively. The remaining stock-based compensation expense of $1.7 million related to restricted stock awards granted will be recognized over a weighted-average period of 2.00 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2023, the Company established a valuation allowance against all of its net deferred tax assets.

For the three months ended March 31, 2023 and 2022, the Company incurred pre-tax losses in the amount of $2.4 million and $2.1 million, respectively. For the nine months ended March 31, 2023 and 2022, the Company incurred pre-tax losses in the amount of $7.3 million and $6.3 million, respectively. The total effective tax rate was approximately 0% for each of the three and nine months ended March 31, 2023 and 2022.

For each of the nine months ended March 31, 2023 and 2022, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Inflation Reduction Act and the Chips and Science Act were enacted in August 2022.  There is no material impact to the Company from these new tax laws.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $400 thousand of uncertain tax positions as of March 31, 2023, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2002 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

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

Litigation, Investigations, and Audits

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated those allegations and does not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective. Nevertheless, to resolve any uncertainty, on April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law. On October 6, 2021, the Delaware Court of Chancery granted the Company’s request and confirmed and validated the 2020 Certificate Amendment. Thereafter, a settlement in principle was reached with the Plaintiffs in the Stein Action and the parties to the Stein Action presented the settlement to the Court for approval. On February 13, 2023, the Court approved the settlement, awarded the Plaintiff’s attorneys’ fees and expenses of $290,000, and entered a final order and judgment dismissing the Delaware Action with prejudice. The parties to the settlement recognize that entry into the settlement does not constitute an admission of liability, wrongdoing, or any matter of fact or law.

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

Inflation Reduction Act

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") into law. As part of this Inflation Reduction Act, an excise tax of 1% tax was imposed on the fair market value of net stock repurchases made after December 31, 2022

(16) Subsequent Events

Effective May 2, 2023, Company accepted a purchase order from a Romania-based company focused on research and innovation, specializing in the supply and integration of security and telecommunications technology systems (the “Purchaser”), under which the Purchaser has ordered, and the Company is required to deliver, 17 TRACER 1000 explosive trace detectors. The systems are scheduled to be delivered over the remainder of calendar year 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends,” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

●	The adverse impact of recent inflationary pressures, including significant increases in fuel costs, global economic conditions and events related to these conditions, including the ongoing war in Ukraine and the COVID-19 pandemic;

●	Our ability to successfully pursue our business plan and execute our strategy, including our collaboration with Cleveland Clinic;

●	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

●	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

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

●

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives trace detectors that is capable of also detecting narcotics. It was developed for use at airports, cargo and other secured facilities, and borders worldwide. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications.

●

AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the distillation processes. AgLAB holds an exclusive AMS Technology license from ATI for agriculture applications.

●

BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have a bacterial or viral infection. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. Long recognized as the gold standard in chemical detection, mass spectrometry has historically been too costly, bulky, and cumbersome. In contrast, the AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 21 granted patents along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis applications.

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

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. We are currently selling the TRACER 1000 to customers who accept ECAC certification. As of March 31, 2023, we have deployed the TRACER 1000 in approximately 21 locations in 14 countries throughout Europe and Asia.

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of our core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use. AgLAB has continued to conduct field trials to demonstrate that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the processing yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. The AgLAB 1000-D2 uses the Maximum Value Process solution (“MVP”) to analyze samples in real-time and help the equipment operator to determine the ideal settings required to maximize yields. As part of our growth plan, we also plan to launch a family of “process control” methods and solutions that we believe could be valuable additions to many nutraceutical distillation laboratories.

During the first quarter of fiscal year 2023, we began our first production run of the AgLAB 1000-D2 and sales efforts are currently underway. On April [   ], 2023, we announced the results from ongoing field trials of the AgLAB MVP solution, which we believe demonstrate that it can be a valuable tool for cannabis and hemp oil processors worldwide. During our field trials, we were able to improve ending-weights yields by an average of 30%.

Astrotech’s sales efforts are currently concentrated in the AgLAB market, which should provide a more profitable opportunity compared to the commoditized ETD market.

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

Trends and Uncertainties - COVID-19

To date, we have seen delays with respect to the TSA certification process and parts of its supply chain, particularly the impact of the global semiconductor and electronics shortage, which has now resulted in product pricing inflation. In addition, although passenger demand for air travel has rebounded, the overall recovery of the airline industry and ancillary services remains uncertain.

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

Results of Operations

Three months ended March 31, 2023, compared to three months ended March 31, 2022:

Selected consolidated financial data for the quarters ended March 31, 2023, and 2022 is as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenue	$35	$97
Cost of revenue	24	46
Gross profit	11	51
Gross margin	31%	53%
Operating expenses:
Selling, general and administrative	1,406	1,476
Research and development	1,355	722
Total operating expenses	2,761	2,198
Loss from operations	(2,750)	(2,147)
Other income and expense, net	375	47
Income tax benefit	—	—
Net loss	$(2,375)	$(2,100)

Revenue – Total revenue decreased by $62 thousand during the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022. In the third quarter of fiscal 2023, revenue was related to ongoing consumable and recurring maintenance services of the TRACER 1000. In the third quarter of fiscal 2022, revenue was related to the sales of our TRACER 1000 to a distributor, along with ongoing sales of consumables and recurring maintenance services. The decrease in revenue is primarily the result of the long sales cycle for many ETD orders.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the third quarter of fiscal 2023 and 2022, cost of revenue was comprised of labor, materials, shipping, and warranty reserve related to the sale of TRACER 1000 units. Cost of revenue decreased by $22 thousand during the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022 due to the decrease in revenue as described above. Gross margin decreased by 22% in the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022 due to increased shipping expenses.

Operating Expenses – Operating expenses increased $563 thousand, or 25.6%, during the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses decreased $70 thousand, or 4.7%, during the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022, due to decreases in legal expenses related to the derivative litigation as well as decreases in directors fees.

●

Research and development expenses increased $633 thousand, or 87.7%, during the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022, largely driven by increases in expenses related to cross-platform improvements to our technology, field trials and further development and refinement of our AgLAB product, increased headcount, as well as contracting an additional clinical research firm to accelerate the collection of samples for building the BreathTech library.

Other income and expense, net – Other income and expense, net increased by $328 thousand during the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022, due to more income earned on capital-preservation investments as interest rates have increased.

Income Taxes – Income tax benefit did not change during the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022. The realization of tax benefits depends on the existence of future taxable income. Pursuant to Accounting Standards Codification (“ASC”) 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Nine months ended March 31, 2023, compared to nine months ended March 31, 2022:

Selected consolidated financial data for the nine months ended March 31, 2023, and 2022 is as follows:

	Nine Months Ended March 31,
(In thousands)	2023	2022
Revenue	$336	$845
Cost of revenue	211	662
Gross profit	125	183
Gross margin	37%	22%
Operating expenses:
Selling, general and administrative	4,606	4,630
Research and development	3,847	2,013
Total operating expenses	8,453	6,643
Loss from operations	(8,328)	(6,460)
Other income and expense, net	1,006	151
Income tax benefit	—	—
Net loss	$(7,322)	$(6,309)

Revenue – Total revenue decreased by $509 thousand during the fiscal year 2023, compared to the fiscal year 2022. In the fiscal year 2023, all revenue was comprised of TRACER 1000 unit sales and rentals, as well as ongoing sales of consumables and recurring maintenance services for the TRACER 1000. In the fiscal year 2022, all revenue was related to the sales of our TRACER 1000 to an airport security checkpoint customer, distributors, as well as DHL (Deutsche Post AG). The decrease in revenue is primarily the result of the long sales cycle for many of the ETD orders.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the nine months ended March 31, 2023 and 2022, cost of revenue was comprised of labor, materials, shipping, and warranty reserve related to the sale of TRACER 1000 units. Cost of revenue decreased $451 thousand during the fiscal year 2023, compared to fiscal year 2022, due to the decrease in revenue as described above. Gross margin increased by 15% in the fiscal year 2023, compared to the fiscal year 2022 due to a higher proportion of recurring revenue.

Operating Expenses – Operating expenses increased $1.8 million, or 27.2%, during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses remained consistent during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. This is due to decreases in legal expenses related to the derivative litigation that were offset by an increase in Delaware franchise tax.

●

Research and development expenses increased $1.8 million, or 91.1%, during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, largely driven by increases in expenses related to cross-platform improvements to our technology, field trials and further development and refinement of our AgLAB product, increased headcount, contracting an additional clinical research firm to accelerate the collection of samples for building the BreathTech library, and increased depreciation related to equipment and facility expenses.

Other income and expense, net – Other income and expense, net increased $855 thousand during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 driven by more income earned on short-term, capital-preservation investments as interest rates have increased and a reduction of interest expense from the payment of related party notes.

Income Taxes – Income tax benefit did not change during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740, a valuation allowance has been established on all of our deferred tax assets.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Nine Months Ended March 31,
(In thousands)	2023	2022	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(6,340)	$(5,164)	$(1,176)
Net cash used in investing activities	(4,994)	(370)	(4,624)
Net cash used in financing activities	(684)	(2,056)	1,372
Net change in cash and cash equivalents	$(12,018)	$(7,590)	$(4,428)

Cash and Cash Equivalents

As of March 31, 2023, we held cash and cash equivalents of $14.4 million, and our working capital was approximately $44.5 million. As of June 30, 2022, we had cash and cash equivalents of $26.4 million, and our working capital was approximately $52.3 million. Cash and cash equivalents decreased $12 million as of March 31, 2023, compared to June 30, 2022, due to the purchases of short-term time deposit investments as well as continuing operating expenses.

Operating Activities

Cash used in operating activities increased $1.1 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, due to operating expenses, increase in prepayments and payment of the Stein Action settlement, partially offset by a decrease in accounts payable.

Investing Activities

Cash used in investing activities increased $4.6 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, due to the purchases of short-term time deposit investments.

Financing Activities

Cash used in financing activities decreased $1.4 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, due to a larger repayment of related party debt in the prior year.

We did not have any material off-balance sheet arrangements as of March 31, 2023.

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

During the three and nine months ended March 31, 2023, 5,821 shares of the Company’s common stock were repurchased at an aggregate cost of $69,070.

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

Income Taxes

Provision for Income Tax

Our effective tax rate is 0% for income tax for the nine months ended March 31, 2023, and we expect that our effective tax rate for the full fiscal year 2023 year will be 0%. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

We recognize the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. We currently have approximately $400 thousand of uncertain tax positions as of March 31, 2023, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Income Taxes

There is $0 provision for income taxes during each of the three and nine months ended March 31, 2023 and 2022.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated those allegations and does not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective. Nevertheless, to resolve any uncertainty, on April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law. On October 6, 2021, the Delaware Court of Chancery granted the Company’s request and confirmed and validated the 2020 Certificate Amendment. Thereafter, a settlement in principle was reached with the Plaintiffs in the Stein Action and the parties to the Stein Action presented the settlement to the Court for approval. On February 13, 2023, the Court approved the settlement, awarded the Plaintiff’s attorneys’ fees and expenses of $290,000, and entered a final order and judgment dismissing the Delaware Action with prejudice. The parties to the settlement recognize that entry into the settlement does not constitute an admission of liability, wrongdoing, or any matter of fact or law.

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

Adverse developments with respect to financial institutions may serious consequences on our business.

The closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth the information required by Item 703(b) of Regulation S-K with respect to any purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in § 240 10b-18(a)(3) of the Exchange Act, of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2023	—	—	—	—
February 1 through February 28, 2023	2,035	$13	2,035	$974,214
March 1 through March 31, 2023	3,786	$11	3,786	$930,930
Total	5,821	$12	5,821	$930,930

(1) On November 9, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 million of the Company’s common stock beginning November 17, 2022 and continuing through and including November 17, 2023. The shares may be repurchased from time to time in the open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).	Exhibit 3.2 to Form 8-K filed on December 28, 2017.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 12, 2023	/s/ Jaime Hinojosa
Jaime Hinojosa
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)