Form 10-K
period 2023-06-30
ASTROTECH Corp
filed 2023-09-28
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2022, based upon the closing price of such stock on The Nasdaq Capital Market on such date of $9.99, was approximately $16,887,595.50. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of September 26, 2023, 1,682,286 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be used in connection with its 2023 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed with the SEC within 120 days after June 30, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

While we do not intend to directly harvest, manufacture, distribute or sell cannabis or cannabis products, we may be detrimentally affected by a change in enforcement by federal or state governments and we may be subject to additional risks in connection with the evolving regulatory area and associated uncertainties. Any such effects may give rise to risks and uncertainties that are currently unknown or amplify others identified herein.

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

●

BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate a compromised condition including but not limited to a bacterial or viral infection. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

Business and Recent Developments

On November 23, 2022, the Company announced a Reverse Stock Split.  The Board approved the Reverse Stock Split at a ratio of 1-for-30.  Each 30 shares of the Company’s issued and outstanding common stock was automatically combined into one validly issued, fully paid and non-assessable share of common stock.  The split brought the Company into compliance with the minimum bid price requirements for maintaining its listing in The Nasdaq Capital Market.

On December 21, 2022, the Company announced the adoption of a Rights Agreement with American Stock Transfer & Trust Company, LLC.  The Rights Plan is intended to protect the interests of all stockholders and enable all Company stockholders to realize the long-term value of their investment.  Stockholder interests are protected by reducing the likelihood that any person or group could gain control of the Company through rapid open-market purchases of the Company’s shares without paying an appropriate premium.

On February 1, 2023, the Company announced the appointment of Bob McFarland to the Board of Directors.  Mr. McFarland brings extensive domestic and international executive management experience, with a focus on information technology.   He brings experience working with and for the federal government, as well as leading companies in the industry.

On February 6, 2023, the Company announced the appointment of Thomas B. Pickens III as Chief Technology Officer of the Company. Mr. Pickens has been a valued team member in the discovery and development of the method to detect the compounds associated with COVID-19 lung infections. Mr. Pickens also leads the team that is developing applications for the AMS Technology in the distillation of essential oils using molecular distillation systems, including the manufacturing of hemp and cannabis oils. Mr. Pickens has been instrumental in the Company’s process to accurately qualify and quantify chemical compounds using our technology.

On May 8, 2023, the Company announced that it has accepted a purchase order from a Romanian based company focused on research and innovation in the security and telecommunications space.  The Company is required to deliver 17 TRACER 1000 explosive trace detectors over the remainder of the calendar year 2023. As of the date of this filing, the TRACER 1000 is deployed in 29 locations across 14 countries throughout Europe and Asia.

On May 9, 2023, the Company confirmed the results from field trials using the AgLAB 1000-D2™ mass spectrometer and the Maximum Value Process™ testing method (“AgLAB MVP”). AgLAB MVP is designed to improve yields and bottom-line profits for hemp (CBD) and cannabis (THC) producers of distilled oils.

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 18 patents granted along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis applications.

ATI has contracted with various vendors to assist with the further development of our mass spectrometer products including the manufacturability and reliability of our systems.

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

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of June 30, 2023, the Company has deployed the TRACER 1000 in approximately 29 locations in 14 countries throughout Europe and Asia.

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. AgLAB has continued to conduct field trials to demonstrate that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the processing yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. The AgLAB 1000-D2™ uses the Maximum Value Process solution (“MVP”) to analyze samples in real-time and assist the equipment operator determining the ideal settings required to maximize yields.  As part of our growth plan, we also plan to launch a family of “process control” methods and solutions that we believe could be valuable additions to many nutraceutical and pharmaceutical distillation processing plants.

Production and processing of hemp and cannabis is a huge, worldwide industry. In the U.S., for example, the wholesale value of the cannabis crop from just the 11 states permitting adult-use and medical cannabis exceeds $6 billion annually. Growth in the U.S. and in the worldwide market is likely fed in part by the growing acceptance of medicinal cannabis products and anticipated legislative changes in various jurisdictions worldwide. This growth is also due in part to the passage of the 2018 Farm Bill, which legalized hemp production in the United States. According to a report by BDS Analytics and Arcview Market Research, the U.S. CBD market is estimated to reach $20 billion by 2024, with a CAGR of 49% from 2019 to 2024. The market is segmented into various categories of products, including oils, tinctures, capsules, topicals, edibles, and pet products. The largest category is oils and tinctures, accounting for 44% of the market share in 2020, followed by topicals (26%) and edibles (19%). CBD-infused pet products are also growing in popularity, with sales estimated to reach $1.7 billion by 2025, despite the FDA’s current position that such products may not be lawfully sold under the federal Food, Drug & Cosmetic Act (FD&C Act).

One factor driving the growth of the market is the increasing consumer interest in natural and alternative health remedies. According to a survey conducted by the National Center for Complementary and Integrative Health, nearly one-third of Americans use natural products, including CBD, for their health and wellness needs. Another survey by Consumer Reports found that 64% of Americans who have tried CBD reported benefits in connection with various health conditions, including pain, anxiety, and sleep disorders. Despite the regulatory uncertainty surrounding the use of CBD in food and dietary supplements, as the FDA has consistently held that such products are unlawful under the FD&C Act, the market has continued to expand. A survey conducted by the Grocery Manufacturers Association found that 71% of US consumers are open to using CBD-infused food and beverage products, and the market for CBD-infused beverages is projected to reach $1.4 billion by 2023.

As the market continues to grow, there has been an influx of new companies entering the space, ranging from large corporations to small startups. The competition is fierce, with companies investing heavily in research and development to create innovative products and differentiate themselves from their competitors. However, the market remains highly fragmented, with many products of varying quality and efficacy, making it challenging for consumers to navigate. Overall, the CBD and hemp market in the US is a rapidly growing industry with significant potential for continued expansion. As more research is conducted and regulations are established, we believe it is likely that the market will become more standardized and regulated, leading to increased consumer confidence and demand. However, the industry is also likely to face challenges as it matures, including increased competition and potential regulatory hurdles.

Management believes the AgLAB 1000-D2™ will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for distillation processors of hemp and cannabis. The use of the AgLAB 1000-D2™ should reduce waste from current distillation practices and result in a significantly improved product. Due in large part to the Company’s proprietary technology, the Company believes it is the only provider of a mass spectrometry system that gives it a distinct advantage in the industry.

Our competition consists of high performance liquid chromatography technology which analyzes THC and CBD derived from hemp. . While we believe our technology has competitive advantages over the incumbent technology, there are no assurances competing in this market segment.

The hemp extraction market is a broad market and encompasses many startup companies and well-established companies.  There is no assurance this industry will remain profitable, given the evolving regulatory landscape and applicable state and federal restrictions.

During the first quarter of fiscal year 2023, AgLab began the first production run of the AgLAB 1000-D2 and sales efforts are currently underway. On May 9, 2023, AgLab announced the confirmed results from field trials using the AgLAB 1000-D2TM mass spectrometer and the Maximum Value ProcessTM testing method (“AgLAB MVP”). AgLAB MVP is designed to improve yields and bottom-line profits for hemp (CBD) and cannabis (THC) producers of distilled oils. While we currently market primarily to distillers within the hemp industry, our AgLAB products also have the potential to serve distillers within the broader cannabis industry in the future, in which case our risk exposure would likely increase and could have a detrimental effect on our business.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have compromised condition including but not limited to a bacterial or viral infection. The Company believes that new tools to aid in the battle against COVID-19 and other diseases remain of the utmost importance to help more quickly identify that an infection may be present.

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

In November 2022, BreathTech announced that, based on analysis of data from testing of breath samples procured during library development, the BreathTest-1000™ lung disease screening instrument can clearly distinguish between infected and healthy breath samples. This analysis and conclusion marks a significant milestone in the development of the BreathTest-1000™ lung disease screening instrument.

Trends and Uncertainties

To date, we have seen delays with respect to the TSA certification process and parts of our supply chain, particularly the impact of the global semiconductor and electronics shortage, which has now resulted in product pricing inflation. In addition, although passenger demand for air travel has rebounded, the overall recovery of the airline industry and ancillary services remains uncertain.

We continue to manage production, to secure alternative supplies, and to take other proactive actions. We believe that we will be able to pass the inflation caused by raw materials shortages and increased shipping costs to our customers by increasing the price of our instruments. If supply chain shortages become more severe or longer term in nature, our business and results of operations could be adversely impacted; however, we do not expect this issue to materially adversely affect our liquidity position. In addition, the long-term impact of the COVID-19 pandemic on our business may not be fully reflected until future periods.

Business Strategy

1st Detect Corporation

There are tens of thousands of IMS instruments deployed in the field today, with many nearing their end of life. As the current generation of IMS technology is replaced, we are working to position the Company as the next-generation solution for the ETD market with the introduction of the world’s first ECAC certified ETD driven by a mass spectrometer. With mass spectrometry being the gold standard of chemical detection, an MS-ETD significantly improves detection capabilities, dramatically reduces the number of false positives, decreases delays and the associated costs, and allows for a much more expansive library of compounds of interest, yielding an instrument that we believe is far superior to the currently deployed IMS instruments, at a similar price point and a lower operating cost.

We currently market the TRACER 1000 to countries that accept ECAC certification. If we obtain TSA certification and are listed on the ACSTL as an “approved” device, we plan to also market and sell the TRACER 1000 to those countries that accept TSA certification.

AgLAB Inc.

Initial interest for the AgLAB-1000 series has come from the hemp and cannabis industry. Many derivative hemp and cannabis products are being manufactured using cannabinoids present in the plant, primarily THC for cannabis and CBD for hemp. Extraction and distillation equipment is used to remove the cannabinoids from the raw plant matter to create an oil that is used in many manufactured products. AgLAB has launched the first of several planned products that have been designed to assist in the distillation processes by maximizing the final product quality and yield.

Current efforts are focused on the U.S. market, but international markets present attractive future growth opportunities as the number of countries with legal recreational or medicinal use continues to expand.

BreathTech Corporation

The BreathTest-1000 product that is currently under development is being designed to provide an inexpensive, non-invasive screening device for compromised conditions including a bacterial or viral infection that can offer results on-site in a very short period of time. We believe there is strong value for this easy to use screener in high density and critical locations, especially with additional COVID-19 variants and other diseases continuing to pose new or reemerging threats. Most currently available tests either take too long or are invasive and painful. The market need for a quick and painless test is considered significant in the following target markets:

●	Hospitals	●	Military
●	Nursing homes	●	Sporting events
●	Airlines	●	Performing arts venues
●	Hotels	●	Convention and conference centers
●	Cruise lines	●	Schools

Products and Services

1st Detect Corporation

The TRACER 1000 is the first MS-ETD certified by ECAC. We believe the TRACER 1000 significantly outperforms currently deployed competitive trace detection solutions based on IMS technology, specifically related to false alarm rate, probability of detection, and unit up-time. Many of our sales to-date have come from the cargo security industry where false alarms can cause expensive delays and facility shutdowns as the false alarms are cleared, preventing the mission critical continuous flow of time sensitive packages. We have also expanded into the airport passenger screening market with sales to a distributor who services a major international airport in Asia and another who services airports in Romania. We also continue to garner much interest in the narcotics capabilities of our system and plan to expand sales efforts in this area.

AgLAB Inc.

Leveraging the platform AMS Technology, AgLAB has designed its product line to serve distillers in the hemp and cannabis industry. AgLAB has launched the AgLAB-1000-D2 which is designed to be used to determine the optimal settings to increase yield and potency during the distillation process. With the AgLAB-1000-D2, a sample is manually introduced into the system for analysis. Currently under development is the AgLAB-1000-D1. When completed, this instrument will be an inline process control unit.

BreathTech Corporation

The BreathTest-1000 is being developed, in conjunction with Cleveland Clinic, to provide an inexpensive, non-invasive screening device for a variety of diseases, including highly contagious diseases like COVID-19 as well as other compromising conditions. The BreathTest-1000 is being designed to detect infectious VOC metabolites in a person’s breath.

Customers, Sales, and Marketing

1st Detect Corporation

Marketing efforts at 1st Detect are currently focused on foreign airports and commercial companies in aviation and cargo security. We employ both direct sales and channel sales through distributors. We now have units deployed in 29 locations in 14 countries. While we have had some degree of success with sales, the sales cycles are normally long and much of the pipeline has seen delays caused by the COVID-19 pandemic.

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

Competition

1st Detect Corporation

Competition for the TRACER 1000 comes primarily from IMS-based ETDs. We have several competitors that sell IMS-based ETDs whose Company's are much larger than us, with well-established sales forces and offering a wider range of security products; however, we believe the TRACER 1000 has a number of attributes that are superior to competing products.

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

BreathTech Corporation

The BreathTest-1000 product that is currently under development is being designed to screen for VOC metabolites. The VOC metabolites are found in a person’s breath and could indicate they may have a compromised condition including but not limited to a bacterial or viral infection. Given that breath samples are quick, inexpensive, and painless, we anticipate that the BreathTest-1000 will help screen for signs of disease. We do not see this as competing with traditional tests but supplementing and improving medical care.

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

AgLAB Inc.

The AgLAB-1000 series uses the core AMS Technology and is continuing its development of its product line to include other valuable products specific to the hemp and cannabis industry.

BreathTech Corporation

The BreathTest-1000 employs the core AMS Technology. BreathTech R&D activities are being devoted to sample introduction and library development, which is needed to identify the specific compounds present in the breath that are indicative of the presence a compromised condition including infections.

We have been in correspondence with the U.S. Food and Drug Administration ("FDA") regarding how the FDA will classify the BreathTest-1000 and the classification has not yet been determined. The classification will inform the required FDA premarket submission and review process that will follow. If premarket notification (510(k) submission) is required, we intend to submit a pre-submission request to the FDA. The pre-submission is a formal mechanism for requesting feedback from the FDA prior to submitting a medical device application. The timeframe for receiving feedback from a pre-submission request is approximately 70 calendar days but may be shorter or longer.

Simultaneously, we are exploring how to potentially accelerate our time to market for the BreathTest-1000 via the Emergency Use Authorization ("EUA") process, pursuant to the EUA declaration for in vitro diagnostic tests (“IVDs”) that became effective on February 4, 2020, in connection with the public health emergency related to COVID-19. In relevant part, an EUA declaration allows the FDA to temporarily authorize the use of unapproved and uncleared medical countermeasures, such as, IVD tests that have not gone through the FDA’s review process in anticipation of a potential emergency or during an actual emergency involving a chemical, biological, radiological, or nuclear agent, or an emerging infectious disease where the U.S. Secretary of Health and Human Services (“HHS”) determines that circumstances exist to justify such authorization. Several COVID-19 diagnostic tests have been authorized through the EUA process, and such authorizations generally remain in effect until HHS declares the public health emergency is terminated or the conditions of the given EUA are not fulfilled. We have not submitted a request for an EUA but are hopeful that we will be able to obtain authorization under the EUA to get the BreathTest-1000 to market as quickly as possible. The timeframe for authorization of an EUA is highly variable and depends on, among other things, the complexity of the product, completeness of the submission, and technical requirements of the FDA. Authorization, if granted, may take as little as one month or as long as several months, and there is no guarantee that an EUA will be granted for the BreathTest-1000.

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

Federal regulations that impact our operations include, but are not limited to, the following:

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

●

FDA’s medical device reporting (“MDR”) regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

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

US Government Regulation of the Cannabis Industry

While we do not generate any revenue from the direct sale of cannabis products, we offer our services and solutions to cultivators operating within the cannabis industry. Marijuana is a Schedule I controlled substance and is illegal under federal law. Even in those states in which specific uses of marijuana have been legalized, such as medical marijuana or for adult recreational purposes, its use remains a violation of federal laws, subject to the narrow exception carved out by the 2018 Farm Bill.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis in violation of federal law could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any unfavorable change in the federal government’s enforcement of current federal laws could cause significant financial damage to the industry. While we do not intend to directly harvest, manufacture, distribute or sell cannabis or cannabis products, we may be detrimentally affected by a change in enforcement by the federal or state governments.

In the past, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration revised this policy but made no major changes in enforcement. Although President Biden stood for decriminalization and descheduling during his campaign, his administration has not formulated an explicit policy on cannabis. The Biden administration has implemented pardons for past federal cannabis possession convictions and encouraged governors to do the same. Also, in May 2021 the Drug Enforcement Administration approved licensed facilities to grow cannabis for the purpose of medical research, and on December 2, 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act. This act is “the first standalone marijuana-related bill approved by both chambers of the United States Congress” and allows medical marijuana research. The act requires the Drug Enforcement Administration to register researchers and suppliers of cannabis for medical research in a timely manner, who will then be able to legally manufacture, distribute, dispense and possess the substance. It also creates a mechanism for FDA approval of drugs derived from the cannabis plant and “protects doctors who may now discuss the harms and benefits of using cannabis and cannabis derivatives.” It also requires the Department of Health and Human Services to investigate the medical utility of cannabis and barriers that exist to conducting research, and requires the U.S. Attorney General to conduct an annual review to ensure that cannabis is being adequately produced for research purposes. In January 2023, the FDA stated that given the growing cannabidiol (CBD) products market, it had convened a high-level internal working group to explore potential regulatory pathways for CBD products and is prepared to find a new regulatory pathway for CBD to balance individuals’ desire for access to CBD products with the regulatory oversight needed to manage risks. Notwithstanding the actions of the Biden administration, it should be expected that the Department of Justice will continue to enforce the Controlled Substances Act with respect to cannabis under established principles in setting their law enforcement priorities to prevent:

●	the distribution of cannabis products, such as marijuana, to minors;
●	criminal enterprises, gangs and cartels receiving revenue from the sale of cannabis;
●	the diversion of cannabis products from states where it is legal under state law to states where it is not legal under state law;
●	the use of state-authorized cannabis activity as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	violence and the use of firearms in the cultivation and distribution of cannabis products;
●	driving while impaired and the exacerbation of other adverse public health and safety consequences associated with cannabis product usage;
●	the growing of cannabis on public lands; and
●	cannabis possession or use on federal property.

Since the use of marijuana is illegal under federal law, most federally chartered banks will not accept deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry generally bank with state-chartered banks and credit unions to provide banking to the industry.

In 2014, Congress passed a spending bill containing a provision (the Rohrabacher-Farr amendment and sometimes referred to as the Rohrabacher-Blumenauer Amendment) blocking federal funds and resources allocated under the federal appropriations bills from being used to “prevent such States from implementing their own State medical marijuana laws.” The Rohrabacher-Blumenauer Amendment, however, did not codify any federal protections for medical marijuana patients and producers operating within state law. The Justice Department maintains that it can still prosecute violations of the federal cannabis laws and continue cases already in the courts. The Rohrabacher-Blumenauer Amendment must be re-enacted every year, and it is continued through September 30, 2023. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

In order to participate in either the medical or the adult use aspects of the cannabis industry, all businesses and employees must obtain licenses from the state and, for businesses, local jurisdictions as well. As an example, Colorado issues four types of business licenses including cultivation, manufacturing, dispensing, and testing. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.

Colorado has also enacted stringent regulations governing the facilities and operations of cannabis businesses that are involved with the plant and its products. All facilities are required to be licensed by the state and local authorities and are subject to comprehensive security and surveillance requirements. In addition, each facility is subject to extensive regulations that govern its businesses practices, which includes mandatory seed-to-sale tracking and reporting, health and sanitary standards, packaging and labeling requirements, and product testing for potency and contaminants.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana and hemp laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Regulatory Compliance and Risk Management

We maintain compliance with regulatory requirements and manage our risks through a program of compliance, awareness, and insurance, which includes maintaining certain insurances and a continued emphasis on safety to mitigate any risks.

Employees Update

As of June 30, 2023, we employed 22 employees, none of which were covered by any collective bargaining agreements.

Website

For more information on the Company’s business operations, please visit our company website at www.astrotechcorp.com.

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

As of June 30, 2023, we had an accumulated deficit of approximately $225.4 million and reported a net loss of $9.6 million for the fiscal year 2023. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

Our business units are in the development stage. They have earned limited revenues and it is uncertain whether they will earn any revenues in the future or whether any of them will ultimately be profitable.

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

As a result of the scope of our foreign sales and foreign operations, including in connection with the sale of the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we face significant exposure to movements in exchange rates for foreign currencies, particularly the Euro. Moreover, certain of our products are sold internationally in U.S. dollars; if the U.S. dollar strengthens, the relative cost of these products and services to customers located in foreign countries would increase, which could adversely affect export sales. In addition, most of our financial obligations must be satisfied in U.S. dollars. Our exposure to changes in foreign currency exchange rates may change over time as our business practices evolve and could result in increased costs or reduced revenue and could adversely affect our cash flow. Changes in the relative values of currencies occur regularly and may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate this exposure.

Repair or replacement costs due to warranties we provide on our products could have a material adverse effect on our business, financial condition and results of operations.

We provide our customers with warranties on the products we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in the cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates as well as significantly higher sales and the introduction of new products could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated. As of June 30, 2023, and 2022, we had accrued a balance of $88 thousand and $50 thousand relating to product warranty provision, representing a surplus of estimated warranty expenses over actual expenses for the fiscal years. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.

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

We intend to submit an application with the FDA for EUA for the BreathTest-1000. The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. If we are granted an Emergency Use Authorization for the BreathTest-1000 for the diagnosis of COVID-19, we would be able to temporarily commercialize the BreathTest-1000 for the diagnosis of COVID-19 prior to FDA clearance or authorization of a 510(k) or de novo submission, respectively, provided that we do so in accordance with the specific conditions set forth in the EUA. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data is insufficient for an EUA and require additional pre-clinical, clinical or other studies and refuse to approve our application. In addition, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place. Further, the FDA’s policy with respect to EUAs related to COVID-19 is continuously evolving and may in the future limit the ability for medical products, including the BreathTest-1000, to be eligible for an EUA. If we are unsuccessful in obtaining an EUA for the BreathTest-1000 in a timely manner or at all, or if any granted EUA is revoked after a short period of time, it could have a material adverse effect on our future business, financial condition, operating results and cash flows.

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

Our AgLAB business’ growth is highly dependent on the U.S. hemp and cannabis market. New regulations causing licensing shortages and future regulations may create other limitations that decrease the demand for our products. General regulations at state and federal in the future may adversely impact our business.

Although we do not grow, sell or distribute cannabis products, our products are closely tied to the hemp and cannabis industry and could subject us to regulatory, financial, operational and reputational risks and challenges.

The base of cannabis growers in the U.S. has grown over the last few decades since the legalization of cannabis for medical uses in states such as California, Colorado and Washington. The U.S. cannabis market is still in its infancy and early adopter states such as California, Colorado and Washington represent a large portion of historical industry revenues. The U.S. cannabis cultivation market is expected to be one of the fastest growing industries in the U.S. over the coming years. If the U.S. cannabis cultivation market does not grow as expected, our business, financial condition and results of operations could be impacted. The California cannabis cultivation market is expected to be one of the fastest growing industries in California over the coming years. If the California cannabis cultivation market does not grow as expected, our business, financial condition and results of operations could be impacted.

Marijuana remains illegal under U.S. federal law, as it is listed as a Schedule I substance under the United States Controlled Substances Act of 1970 (the “CSA”). Notwithstanding laws in various states permitting certain cannabis activities, all cannabis activities, including possession, distribution, processing and manufacturing of cannabis in violation of federal law and investment in, and financial services or transactions involving proceeds of, or promoting such activities remain illegal under various U.S. federal criminal and civil laws and regulations, including the CSA, as well as laws and regulations of several states that have not legalized some or any cannabis activities to date. Compliance with applicable state laws regarding cannabis activities does not protect us from federal prosecution or other enforcement action, such as seizure or forfeiture remedies, nor does it provide any defense to such prosecution or action. Cannabis activities conducted in or related to conduct in multiple states may potentially face a higher level of scrutiny from federal authorities. Penalties for violating federal drug, conspiracy, aiding, abetting, bank fraud and/or money laundering laws may include prison, fines, and seizure/forfeiture of property used in connection with cannabis activities, including proceeds derived from such activities.

Legislation and regulations pertaining to the use and cultivation of hemp and cannabis are enacted on both the state and federal government level within the United States. As a result, the laws governing the cultivation and use of hemp and cannabis may be subject to change. Any new laws and regulations limiting the use or cultivation of hemp and cannabis and any enforcement actions by state and federal governments could indirectly reduce demand for our products and may impact our current and planned future operations. There can be no assurance that changes in regulation of the industry and more rigorous enforcement by federal authorities will have a detrimental effect on us..

Evolving federal and state laws and regulations pertaining to the use or cultivation of hemp and cannabis, as well active enforcement by federal or state authorities of the laws and regulations governing the use and cultivation of hemp and cannabis may indirectly affect our business, our revenues and our profits.

The public’s perception of hemp and cannabis may significantly impact the cannabis industry’s success. Both the medical and adult-use of hemp and cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The hemp and cannabis industry is an early-stage business that is constantly evolving with no guarantee of viability. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize cultivation and sale of cannabis or adopt new laws or regulations restricting or prohibiting the cultivation of hemp and cannabis where it is now legal, thereby limiting the potential customers who are engaged in the hemp and cannabis industry.

Demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop. We cannot predict the nature of such developments or the effect, if any, that such developments could have on our business.

As the possession and use of marijuana is illegal under the CSA, it is possible that our manufacture and sale of equipment that is used to cultivate marijuana or marijuana products may be deemed to be aiding and abetting illegal activities.

Federal practices could change with respect to providers of equipment potentially usable by cultivators in the medical and recreational cannabis industry, which could adversely impact us. Cannabis growers use equipment that we offer for sale. While we are not aware of any threatened or current federal or state law enforcement actions against any supplier of equipment that might be used for cannabis growing, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including but not limited to a claim of aiding and abetting, or being an accessory to, another’s criminal activities or that our products are considered “drug paraphernalia.”

The federal aiding and abetting statute, U.S. Code Title 18 Section 2(a), provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” Under U.S. Code Title 21 Section 863, the term “drug paraphernalia” means “any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance.” Any drug paraphernalia involved in any violation of Section 863 shall be subject to seizure and forfeiture upon the conviction of a person for such violation. While Section 863(f) contains an exemption for any person authorized by local, state or federal law to manufacture, possess, or distribute such items, any such action may force us to cease operations and our investors could lose value associated with their investment.

A risk exists that our activities could be deemed to be facilitating the selling or distribution of cannabis in violation of the CSA, or to constitute aiding or abetting, or being an accessory to, a violation of the CSA. There is also a risk that our products could be considered drug paraphernalia and could be subject to seizure. We believe, however, that such risks are relatively low. Federal authorities have not focused their resources on such tangential or secondary violations of the CSA, nor have they threatened to do so, with respect to the sale of equipment that might be used by cannabis cultivators, or with respect to any supplies marketed to participants in the medical and recreational cannabis industry. We are unaware of such a broad application of the CSA or the seizure of drug paraphernalia by federal authorities, and we believe that such an attempted application would be uncustomary.

If the federal government were to change its practices or were to expend its resources investigating and prosecuting providers of equipment that could be usable by participants in the medical or recreational cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products. As a result of such an action, we may be forced to cease operations within the cannabis industry and our investors could lose value associated with their investment.

We may become subject to FDA or ATF regulation with respect to our AgLab business.

Marijuana remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies marijuana to a Schedule II, Schedule III, Schedule IV, or Schedule V controlled substance or declassifies it as a controlled substance, it is possible that the FDA would seek to regulate cannabis under the FDCA. The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. The FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because marijuana is federally illegal to produce and sell, and because it has few federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the DEA; however, the FDA has enforced the FDCA with regard to hemp-derived products, especially CBD derived from hemp. The FDA has consistently asserted its authority to regulate CBD derived from hemp and currently prohibits the introduction or delivery for introduction into interstate commerce of any ingestible product (intended for human consumption) containing CBD, though, notably, to-date, its enforcement efforts in this area have been limited to products making therapeutic claims to treat, prevent, and/or mitigate one or more conditions or diseases. On January 26, 2023, the FDA reiterated its longstanding position (since the passage of the 2018 Farm Bill), announcing that, despite much speculation to the contrary, it would not seek to regulate CBD as a lawful dietary supplement.

If FDA changes its current position in the future or if Congress enacts new legislation under which FDA is expressly authorized and directed to do so, the FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting, processing, and production of hemp products. Clinical trials may be needed to verify the efficacy and safety of such products. It is also possible that the FDA would require facilities where medical-use cannabis is grown to register with the FDA and comply with certain federally prescribed regulations. If some or all these regulations are imposed, the impact they would have on the hemp and cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If we are unable to comply with the potential regulations or registration requirements prescribed by the FDA, it may have a detrimental effect on our business, prospects, revenue, results of operation and financial condition.

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). The ATF may issue rules and regulations related to the use, transport, sale and advertising of cannabis or cannabis products.

The hemp and cannabis industry could face strong opposition from other industries.

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the hemp and cannabis industry. Hemp and cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational marijuana as an alternative to alcohol, and medical marijuana as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging hemp and cannabis industry as an economic threat are well established, with vast economic and United States federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the hemp and cannabis industry could have a detrimental impact on our clients and, in turn on our operations.

There may be difficulty enforcing certain of our commercial agreements and contracts.

Courts will not enforce a contract deemed to involve a violation of law or public policy. Because marijuana remains illegal under U.S. federal law, parties to contracts involving the state legal cannabis industry have argued that the agreement was void as federally illegal or against public policy. Some courts have accepted this argument in certain cases, usually against the company trafficking in cannabis. While courts have enforced contracts related to activities by state-legal cannabis companies, and the trend is generally to enforce contracts with state-legal cannabis companies and their vendors, there remains doubt and uncertainty that we will be able to enforce our commercial agreements with cannabis industry participants in court for this reason. We cannot be assured that we will have a remedy for breach of contract in such cases, which would have a detrimental impact on our business.

A drop in the retail price of hemp and cannabis products may negatively impact our business.

The fluctuations in economic and market conditions that impact the prices of commercially grown hemp and cannabis, such as increases in the supply of hemp and cannabis and decreases in demand for hemp and cannabis, could have a negative impact on our clients that are hemp and cannabis producers, and therefore could negatively impact our business.

We may be subject to constraints on and differences in marketing our products under varying state laws.

There are and may continue to be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging, and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be materially, adversely affected.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On August 25, 2022, the intra-day sales price of our common stock fluctuated between a reported low sale price of $13.80 and a reported high sales price of $16.20. Throughout the fiscal year 2023, the closing sales price of our common stock has fluctuated between a reported low sales price of $9.28 and a reported high sales price of $16.20. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for companies such as ours in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, recent increases are significantly inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value, including our loss per share of $5.95 for our fiscal year ended June 30, 2023. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

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

Our Certificate of Incorporation authorizes 250,000,000 shares of common stock, of which 1,681,729 were outstanding as of June 30, 2023, and our Board is authorized to issue additional shares of our common stock. In addition, our Certificate of Incorporation authorizes 2,500,000 shares of “blank check preferred stock.” Shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Our Board has designated 300,000 shares as Series A Junior Preferred Stock, none of which are outstanding. The Board has also designated Series C and Series D Preferred Stock, of which no shares and 280,898 shares are outstanding, respectively, as of June 30, 2023.

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

Our common stock is currently listed for trading on the Nasdaq Capital Market. We must satisfy the Nasdaq Capital Market’s continued listing requirements or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

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

We face various risks related to health epidemics, pandemics, and similar outbreaks, including the global outbreak of COVID-19 and its multiple variants. The COVID-19 pandemic had numerous negative consequences for our business, including a reduction in demand for certain of our security screening products and services caused by a significant reduction in airline passenger traffic. To slow and limit the transmission of COVID-19, governments across the world have imposed air travel restrictions and businesses and individuals canceled air travel plans. These restrictions and cancelations reduced demand for security screening products and related services at airport checkpoints globally as the number of airline passengers requiring screening fell. The pandemic also hampered our ability to meet with our customers and prospective customers and created supply chain challenges as certain components had longer lead times. The continued spread of COVID-19 and COVID variants also led to disruption and volatility in the global capital markets, which increased the cost of capital and adversely impacted access to capital. While such negative impacts to our business have subsided to some degree, there is risk that new strains of COVID-19 may become more prevalent and cause an extension of or additional negative consequences. In addition, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These costs may not be recoverable or adequately covered by insurance.

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

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

In February of 2022, Russian military forces invaded Ukraine, resulting in conflict and disruption in the region. The length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable. This conflict has led and may continue to lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. As a result of the invasion and ongoing military conflict, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have implemented and may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations, and could also aggravate the other risk factors that we identify herein.

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

During fiscal year 2023, Astrotech had two existing facility leases and several equipment leases. We believe that our current facilities and equipment are well maintained, in good condition, and are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated those allegations and does not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective. Nevertheless, to resolve any uncertainty, on April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law. On October 6, 2021, the Delaware Court of Chancery granted the Company’s request and confirmed and validated the 2020 Certificate Amendment. Thereafter, a settlement in principle was reached with the Plaintiffs in the Stein Action and the parties to the Stein Action presented the settlement to the Court for approval. On February 13, 2023, the Court approved the settlement, awarded the Plaintiff’s attorneys’ fees and expenses of $290,000, paid prior to the end of fiscal year 2023 and entered a final order and judgment dismissing the Delaware Action with prejudice. The parties to the settlement recognize that entry into the settlement does not constitute an admission of liability, wrongdoing, or any matter of fact or law.

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

We have 250,000,000 shares of common stock authorized for issuance. As of September 26, 2023, we had 1,682,286 shares of common stock outstanding, which were held by approximately 130 holders of record. This number does not include beneficial or other owners for whom common stock may be held in “street” name. The last reported sale price of our common stock as reported by The Nasdaq Capital Market on September 26, 2023 was $10.10 per share.

Issuer Purchases of Equity Securities

The table below sets forth the information required by Item 703(b) of Regulation S-K with respect to any purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in § 240 10b-18(a)(3) of the Exchange Act, of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 through February 28, 2023	2,035	$12.67	2,035	$974,214
March 1 through March 31, 2023	3,786	$11.43	3,786	$930,930
April 1 through April 30, 2023	1,681	$10.71	1,681	$912,923
May 1 through May 31, 2023	1,993	$11.01	1,993	$890,979
June 1 through June 30, 2023	821	$11.59	821	$881,468
Total	10,316		10,316

(1) On November 9, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 million of the Company’s common stock beginning November 17, 2022 and continuing through and including November 17, 2023. No repurchases were made pursuant to the share repurchase program prior to February 2023. On June 16, 2023, in connection with entry into the ATM Agreement, the Company terminated its existing share repurchase program, effective immediately, in order to comply with Regulation M under the Exchange Act. The shares could have been repurchased from time to time in the open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, could have been determined by the Company at its discretion and would have depended on a variety of factors, including management’s assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations.

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

Our efforts are focused on commercializing our platform mass spectrometry technology through our wholly-owned subsidiaries.

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

●

BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate a compromised condition including but not limited to a bacterial or viral infection. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform mass spectrometry technology originally developed by 1st Detect. Long recognized as the gold standard in chemical detection, mass spectrometry has historically been too costly, bulky, and cumbersome. In contrast, the AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 18 granted patents along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis applications.

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

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. We are currently selling the TRACER 1000 to customers who accept ECAC certification.  As of June 30, 2023, we have deployed the TRACER 1000 in approximately 29 locations in 14 countries throughout Europe and Asia. On May 8, 2023, the Company announced that it has accepted a purchase order from a Romanian based company focused on research and innovation in the security and telecommunications space.  The Company is required to deliver 17 TRACER 1000 explosive trace detectors over the remainder of calendar year 2023.

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of our core AMS Technology. The AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use. AgLAB has continued to conduct field trials to demonstrate that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the processing yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. The AgLAB 1000-D2 uses the Maximum Value Process solution (“MVP”) to analyze samples in real-time and help the equipment operator to determine the ideal settings required to maximize yields. As part of our growth plan, we also plan to launch a family of “process control” methods and solutions that we believe could be valuable additions to many nutraceutical and pharmaceutical distillation processing plants.

During the first quarter of fiscal year 2023, we began our first production run of the AgLAB 1000-D2 and sales efforts are currently underway. On May 9, 2023, we announced the results from ongoing field trials of the AgLAB MVP solution, which we believe demonstrate that it can be a valuable tool for cannabis and hemp oil processors worldwide. During our field trials, we were able to improve ending-weights yields by an average of 30%.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have a compromised condition including but not limited to a  bacterial or viral infection. The Company believes that new tools to aid in the battle against COVID-19 and other diseases remain of the utmost importance to help more quickly identify that an infection may be present.

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

Astrotech has multiple revenue sources such as product and related consumable sales, recurring maintenance & extended warranty services, lease revenue, repairs and training.

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the fiscal year ended June 30, 2023, the Company had four material customers that comprised substantially all of its $750 thousand in revenue. During the fiscal year ended June 30, 2022, the Company recognized revenue from two material customers for total revenue of $869 thousand. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

Contract Assets and Liabilities. The Company enters into contracts to sell products and provide services, and it recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue once all performance obligations have been met, in advance of the time when contracts give us the right to invoice a customer. The Company may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as deferred revenue. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as sales after all revenue recognition criteria are met.

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

Warranty Provision

We offer our customers warranties on the products that we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses, which could impact our cost of revenue and gross margin. We charge actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets.

Results of Operations for the Years Ended June 30, 2023 and 2022

Selected financial data for the fiscal years ended June 30, 2023 and 2022 of our operations are as follows:

	Years Ended June 30,
(In thousands)	2023	2022	Variance
Revenue	$750	$869	$(119)
Cost of revenue	444	677	233
Gross profit	306	192	114
Gross margin	41%	22%	19%
Operating expenses
Selling, general and administrative	5,775	6,006	231
Research and development	5,591	2,781	(2,810)
Total operating expenses	11,366	8,787	(2,579)
Loss from operations	(11,060)	(8,595)	(2,465)
Other income and expense, net	1,418	265	1,153
Income tax benefit	—	—	—
Net loss	$(9,642)	$(8,330)	$(1,312)
Net unrealized losses	(254)	(1,176)	922
Total comprehensive loss	$(9,896)	$(9,506)	$(390)

Revenue – Total revenue decreased by $119 thousand, or 13.7%, to $750 thousand for the fiscal year ended June 30, 2023, compared to $869 thousand for the fiscal year ended June 30, 2022. All of the fiscal years 2023 and 2022 revenue was comprised of sales related to our TRACER 1000 units, as well as ongoing sales of consumables and recurring maintenance services for the TRACER 1000. The decrease was due to less new units sold compared to the prior year.

Cost of Revenue and Gross Profit – Cost of revenue is comprised of labor, materials, shipping, warranty reserve, and overhead allocation related to the sale of TRACER 1000 units. Gross profit is comprised of revenue less cost of revenue. Cost of revenue decreased $233 thousand, or 34.4%, for the fiscal year ended June 30, 2023, compared to the year ended June 30, 2022, due to the decrease in sold units. Gross profit increased $114 thousand, or 59.4%, and gross margin increased to 41% during the fiscal year ended June 30, 2023, compared to the year ended June 30, 2022, due to a higher proportion of recurring revenue.

Operating Expenses – Our operating expenses increased $2.6 million, or 29.3%, during the fiscal year ended June 30, 2023, compared to the fiscal year ended June 30, 2022. Significant changes to operating expenses include the following:

•

Selling, General and Administrative Expenses – Our selling, general and administrative expenses decreased by $231 thousand, or 3.8%, for the year ended June 30, 2023, compared to the year ended June 30, 2022. This is due to a decrease in bonus compensation to officers, partially offset by increase in Delaware franchise tax and legal fees on various matters.

•

Research and Development Expenses – Research and development expenses increased $2.8 million, or a little over double the previous year. This was largely driven by increases in expenses related to cross-platform improvements to our technology, field trials and further development and refinement of our AgLAB product, increased headcount to further support the development of our mass spectrometry offering, contracting an additional clinical research firm to accelerate the collection of samples for building the BreathTech library, and increased depreciation related to equipment and facility expenses.

Other income and expense, net – Other income and expense, net for the year ended June 30, 2023 was $1.4 million compared to other expense, net of $265 thousand for the year ended June 30, 2022. The increase was driven by more income earned on short-term, capital-preservation investments as interest rates have increased and a reduction of interest expense from the payment of related party notes.

Income Taxes – Our income tax benefit did not change for the year ended June 30, 2023, compared to the year ended June 30, 2022. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

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

On June 16, 2023, we entered into an at-the-market offering agreement (the “ATM Agreement”) with H.C. Wainwright (“Wainwright”). Pursuant to the terms of the ATM Agreement, we were permitted to offer and sell, from time to time through Wainwright, shares of our common stock having an aggregate offering price of up to $5,982,724. On June 26, 2023, we delivered notice to Wainwright to terminate the ATM Agreement, effective June 27, 2023. Prior to termination, we had not sold any shares of our common stock pursuant to the ATM Agreement.

If we raise funds through additional strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or future revenue streams or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity offerings, debt financing, equity financing or engaging in a strategic partnership, we may be required to delay, limit, or reduce our expansion efforts.

Consolidated Balance Sheet

Total assets for the year ended June 30, 2023, were $47.7 million compared to total assets of $56.2 million as of the end of fiscal year 2022. The following table sets forth the significant components of the consolidated balance sheet as of June 30, 2023, compared with June 30, 2022:

	Years Ended June 30,
(In thousands)	2023	2022	Variance
Assets:
Current assets	$44,713	$54,950	$(10,237)
Property and equipment, net	2,670	1,098	1,572
Operating lease right-of-use assets, net	262	162	100
Other assets, net	30	11	19
Total	$47,675	$56,221	$(8,546)
Liabilities and stockholders’ equity:
Current liabilities	$2,665	$2,682	$(17)
Lease liabilities, net of current portion	291	303	(12)
Stockholders’ equity	44,719	53,236	(8,517)
Total	$47,675	$56,221	$(8,546)

Current assets – Current assets decreased $10.2 million as of June 30, 2023, compared to June 30, 2022, as a result of cash used for continuing operating expenses, increasing our R&D equipment, share buy back program and the Delaware Litigation Settlement payment.

Property and equipment, net – Property and equipment increased $1.6 million as of June 30, 2023, compared to June 30, 2022, due to purchases of R&D equipment and internal use software relating to our BreathTech and AgLAB product development as well as the addition of leasehold improvement assets related to our R&D facility in Austin.

Operating lease right-of-use assets, net – Operating lease right-of-use assets increased $100 thousand as of June 30, 2023, compared to June 30, 2022, due to the new lease expansion in Austin.

Other assets, net – Other assets was consistent with the prior year.

Current liabilities – Current liabilities was consistent with the prior year.

Other long-term liabilities – Other long-term liabilities were consistent with the prior year.

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Years Ended June 30,
(In thousands)	2023	2022	Variance
Change in cash and cash equivalents:
Net cash used in operating activities	$(7,625)	$(6,792)	(833)
Net cash used in investing activities	(3,844)	(596)	(3,248)
Net cash used in financing activities	(776)	(2,095)	1,319
Net change in cash and cash equivalents	$(12,245)	(9,483)	$(2,762)

Cash and Cash Equivalents

At June 30, 2023, we held cash and cash equivalents of $14.2 million and our net working capital was approximately $42.1 million. At June 30, 2022, we held cash and cash equivalents of $26.4 million and our net working capital was approximately $52.3 million. Cash and cash equivalents decreased by approximately $12.2 million during the year ended June 30, 2023, due to funding our continuing operating expenses, purchases of short-term time deposit investments, purchases of R&D equipment and expansion of our facility, share buyback program and the Delaware Litigation Settlement payment.

Operating Activities

Net cash used in operating activities was $7.6 million for the year ended June 30, 2023, compared to cash used in operating activities of $6.8 million for the year ended June 30, 2022. This increase was caused by an increase in operating expenses, increase in inventory as we secure hard to source electrical components, payment of the Stein Action settlement, partially offset by an increase in accounts payable and depreciation related to the increase in R&D equipment.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2023 increased $3.2 million, compared to the year ended June 30, 2022. The increase in cash used in investing activities was due to purchasing of short-term time deposit investments, internal use software, and R&D equipment and expansion of our R&D facility in Austin.

Financing Activities

Cash used in financing activities was $776 thousand for the year ended June 30, 2023, and $2.1 million for the year ended June 30, 2022. This was due to repayment of related party debt (see below).

Related-party Debt

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

Contractual Obligations and Commitments

The following table summarized our commitments to settle contractual obligations as of June 30, 2023:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$277	$139	$138	—	—
Finance lease commitments (2)	330	168	138	24	—
Total	$607	$307	$276	$24	$—

(1) Consists of payments due for our leases of research and development space in Austin, Texas that expires April 2025.

(2) Consists of payments due for our leases of three pieces of equipment that expire between December 2024 and May 2028.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Astrotech Corporation

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Astrotech Corporation and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Refer to Note 2 in the Financial Statements

Critical Audit Matter Description

The Company records revenue from contracts with customers that contain various performance obligations. Generally, the performance obligations identified are related to product sales, training, associated consumables, and future maintenance. The value allocated to each performance obligation is recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met.

A presumption of fraud risk exists related to revenue recognition and judgment is exercised by the Company in determining revenue recognition for each performance obligation within customer agreements.

The related audit effort to evaluate revenue recognition for customer agreements required auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

o	We gained an understanding of internal controls related to revenue recognition including management’s controls related to the evaluation of performance obligations and the allocation of the total contract consideration to these performance obligations.
o

We evaluated management’s revenue recognition policies and practices including the reasonableness of management’s judgments and assumptions relating to the timing of revenue recognition of those performance obligations.

o	We performed the following procedures on all product sales and on a sample of training, consumables and maintenances revenue:
● Tested revenue contracts and underlying support to evaluate appropriateness of management’s revenue recognition.
● Tested the completeness and accuracy of management’s calculation of revenue and associated timing of revenue recognized.

ArmaninoLLP Dallas, Texas

We have served as the Company's auditor since 2019.

September 28, 2023

ASTROTECH CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$14,208	$26,453
Short-term investments	27,919	26,173
Accounts receivable	225	56
Contract asset	—	2
Inventory, net:
Raw materials	1,379	864
Work-in-process	243	136
Finished goods	373	518
Income tax receivable	1	—
Prepaid expenses and other current assets	365	748
Total current assets	44,713	54,950
Property and equipment, net	2,670	1,098
Operating lease right-of-use assets, net	262	162
Other assets, net	30	11
Total assets	$47,675	$56,221
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$546	$169
Payroll related accruals	633	816
Accrued expenses and other liabilities	1,170	961
Income tax payable	—	2
Term note payable - related party	—	500
Lease liabilities, current	316	234
Total current liabilities	2,665	2,682
Lease liabilities, net of current portion	291	303
Total liabilities	2,956	2,985
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at June 30, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at June 30, 2023 and 2022 respectively; 1,692,045 and 1,685,595 shares issued at June 30, 2023 and 2022 respectively; 1,681,729 and 1,685,595 outstanding at June 30, 2023 and 2022, respectively	190,643	190,642
Treasury shares, 10,316 shares and no shares at June 30, 2023 and 2022, respectively	(119)	—
Additional paid-in capital	81,002	79,505
Accumulated deficit	(225,354)	(215,712)
Accumulated other comprehensive loss	(1,453)	(1,199)
Total stockholders’ equity	44,719	53,236
Total liabilities and stockholders’ equity	$47,675	$56,221

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	June 30,
	2023	2022
Revenue	$750	$869
Cost of revenue	444	677
Gross profit	306	192
Operating expenses:
Selling, general and administrative	5,775	6,006
Research and development	5,591	2,781
Total operating expenses	11,366	8,787
Loss from operations	(11,060)	(8,595)
Other income and expense, net	1,418	265
Loss from operations before income taxes	(9,642)	(8,330)
Income tax benefit	—	—
Net loss	$(9,642)	$(8,330)
Weighted average common shares outstanding:
Basic and diluted	1,620	1,590
Basic and diluted net loss per common share:
Net loss per common share	$(5.95)	$(5.24)
Other comprehensive loss, net of tax:
Net loss	$(9,642)	$(8,330)
Available-for-sale securities:
Net unrealized loss	(254)	(1,176)
Total comprehensive loss	$(9,896)	$(9,506)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock
	Class D
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2021	281	$—	1,648	$190,641	$—	$77,971	$(207,382)	$(23)	$61,207
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(1,176)	(1,176)
Stock-based compensation	—	—	46	1	—	1,534	—	—	1,535
Cancellation of restricted stock	—	—	(8)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(8,330)	—	(8,330)
Balance at June 30, 2022	281	$—	1,686	190,642	—	79,505	(215,712)	(1,199)	53,236
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(254)	(254)
Stock-based compensation	—	—	4	1	—	1,497	—	—	1,498
Restricted stock issuance	—	—	2	—	—	—	—	—	—
Purchase of treasury stock	—	—	(10)	—	(119)	—	—	—	(119)
Net loss	—	—	—	—	—	—	(9,642)	—	(9,642)
Balance at June 30, 2023	281	$—	1,682	$190,643	$(119)	$81,002	$(225,354)	$(1,453)	$44,719

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,642)	$(8,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,498	1,535
Depreciation	366	148
Amortization of operating lease right-of-use assets	123	88
Interest on financing leases	15	13
Loss on disposal of asset	25	—
Changes in assets and liabilities:
Accounts receivable	(169)	(51)
Contract asset	2	(2)
Inventory, net	(477)	(18)
Income tax receivable	(1)	—
Accounts payable	377	(227)
Other assets and liabilities	390	138
Income taxes payable	(2)	—
Operating lease liabilities	(130)	(86)
Net cash used in operating activities	(7,625)	(6,792)
Cash flows from investing activities:
Purchases of property and equipment	(1,844)	(596)
Purchases of short-term investments	(5,140)	—
Proceeds from short-term investments	3,140	—
Net cash used in investing activities	(3,844)	(596)
Cash flows from financing activities:
Purchase of treasury shares	(119)	—
Repayment of related-party debt	(500)	(2,000)
Repayments on finance lease liabilities	(157)	(95)
Net cash used in financing activities	$(776)	$(2,095)
Net change in cash and cash equivalents	$(12,245)	$(9,483)
Cash and cash equivalents at beginning of period	26,453	35,936
Cash and cash equivalents at end of period	$14,208	$26,453
Supplemental disclosures of cash flow information:
Cash paid for interest	$69	$515
Acquisition of equipment through financing lease	$119	$394
Operating right-of-use assets and associated liabilities	$223	$—
Income taxes paid	$2	$—

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

(1) Description of the Company and Operating Environment

Astrotech Corporation (Nasdaq: ASTC) (“Astrotech,” the “Company,” “we,” “us,” or “our”), a Delaware corporation organized in 1984, is a mass spectrometry company that launches, manages, and commercializes scalable companies based on its innovative core technology.

On November 22, 2022, the Company put into effect a 1-for-30 reverse stock split of all the Company’s issued and outstanding shares of Common Stock.  All historical per share data, number of shares outstanding, and other common stock equivalents for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. See Footnote 8 for additional information.

Business Overview

Segment Information – The Company has determined that it does not meet the criteria of Accounting Standards Codification (“ASC”) 280 “Segment Reporting” because the Company’s subsidiaries represent Company brands that leverage the same core technology rather than independent operating segments.

Astrotech Technologies, Inc.

Astrotech Technologies, Inc ("ATI") owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect Corporation ("1st Detect"). The AMS Technology has been designed to be comparatively inexpensive, small, and easy to use.  AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 18 granted patents along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to three wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB Inc. ("AgLAB") for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis applications.

ATI contracts with various vendors to assist with the further development of our mass spectrometer products including the manufacturability and reliability of our systems.

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000, the world’s first mass spectrometer (“MS”) based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of June 30, 2023, the Company has deployed the TRACER 1000 in approximately 29 locations in 14 countries throughout Europe and Asia.

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

During the first quarter of fiscal year 2023, we began our first production run of the AgLAB 1000-D2™ and sales efforts are currently underway.  On May 9, 2023, we announced the results from ongoing field trials of the AgLAB MVP solution.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, is developing the BreathTest-1000™, a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate they may have a compromised condition including but not limited to a bacterial or viral infection.

In June 2022, the Company expanded its existing study that initially focused on COVID-19 with Cleveland Clinic to use the BreathTest-1000 to screen for a variety of diseases spanning the entire body. The project focuses on detecting bloodstream infections, respiratory infections such as influenza types A and B and respiratory syncytial virus (“RSV”), carriage of Staphylococcus aureus, and Clostridioides difficile (“C. diff”) infections.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that directly affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management continuously evaluates its critical accounting policies and estimates, including those used in evaluating the recoverability of long-lived assets, recognition of revenue, valuation of inventory, warranty provision and the recognition and measurement of loss contingencies, if any. Actual results may vary.

Revenue Recognition

Astrotech recognizes revenue employing the generally accepted revenue recognition methodologies described under the provisions of Accounting Standards Codification ("ASC") Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). The methodology used is based on contract type and how products and services are provided. The guidelines of Topic 606 establish a five-step process to govern the recognition and reporting of revenue from contracts with customers. The five steps are: (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the performance obligations are satisfied.

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until assurance of collection. During the fiscal year ended June 30, 2023, the Company had four material customers that comprised substantially all of its $750 thousand in revenue. During the fiscal year ended  June 30, 2022, the Company had two material customers that consisted substantially all of the $869 thousand. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

Contract Assets and Liabilities. The Company enters into contracts to sell products and provide services, and it recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue once all performance obligations have been met, in advance of the time when contracts give us the right to invoice a customer. The Company may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as deferred revenue. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, the Company records a deferred revenue liability. The Company recognizes these contract liabilities as sales after all revenue recognition criteria are met.

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

Foreign Currency

The Company’s international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. During fiscal years 2023 and 2022, the Company conducted business in eleven countries.  The Company closely monitors its operations in each country in which it does business and seeks to adopt appropriate strategies that are responsive to changing economic and political environments. The Company currently conducts business in the U.S. dollar and the Euro. Revenues, costs, and expenses are translated at the applicable rate on the date of the transaction. Translation gains and losses, if any, are calculated on accounts receivable or accounts payable outstanding at the rate applicable at the end of the period. The Company includes gains and losses resulting from foreign currency transactions in income, while it excludes those resulting from translation of financial statements from income and includes them as a component of accumulated other comprehensive loss when applicable. Transaction gains and losses, which were included in the Company’s consolidated statements of operations and comprehensive loss, amounted to a loss of approximately $3 thousand for the fiscal year ended June 30, 2023 and a loss of approximately $13 thousand for the fiscal year ended  June 30, 2022.

Warranty Provision

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets, whose activity for each of the two fiscal years ended June 30, 2023 and 2022 is summarized in the following table:

(In thousands)	Warranty Provision
Balance as of June 30, 2021	$16
Warranty claims provided for	112
Settlements made	(78)
Balance as of June 30, 2022	50
Warranty claims provided for	157
Settlements made	(119)
Balance as of June 30, 2023	$88

Research and Development

Research and development costs are expensed as incurred. Research and development costs are used to improve system functionality, streamline and simplify the user experience, and extend our capabilities into customer-defined, application-specific opportunities. Research and development expenses for the fiscal years ended June 30, 2023 and 2022 were $5.6 million and $2.8 million, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share as the potential dilutive shares are considered to be anti-dilutive. For more information, see Note 12.

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of money market and mutual fund investments.

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of an allowance for doubtful accounts, if any, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2023 and 2022, there was no allowance for doubtful accounts deemed necessary.

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

Internal Use Software

The Company has adopted the provisions of ASC 350-40, Internal-Use Software, and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all direct external costs related to software developed or obtained for internal use when management commits to funding the project, the preliminary project stage is completed and when technological feasibility is established. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “capital improvements in progress” (“CIP”) to a property and equipment asset subject to depreciation. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service.

Impairment of Long-Lived Assets

The Company continuously evaluates its long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long lived assets recorded for fiscal years ended June 30, 2023, and 2022. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services. Due to the disposal of an asset, the Company recorded a loss of long-lived assets of $25 thousand for the fiscal year ended June 30, 2023, which is included in loss on disposal of asset in the accompanying Consolidated Statements of Cash Flows.

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

Leases

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

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity. During fiscal year 2023, Astrotech repurchased from the open market $119 thousand in treasury stock now held by the Company.

Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction, and financial statement line items affected by the transaction. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. The adoption of this did not have a material impact on its financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In July 2023, the FASB issued ASU No 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” pursuant to SEC Staff Accounting Bulletin No. 120, which adds interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. The standard will become effective for the Company for financial statements periods beginning after December 15, 2022.We do not believe this will have a material impact on the Company’s consolidated financial statements.

(3) Investments

The following tables summarize gains and losses related to the Company’s investments:

	June 30, 2023
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,990	$—	$(1,025)	$18,965
ETFs - Corporate & Government Debt	7,376	—	(418)	6,958
Time Deposits	2,006	—	(10)	1,996
Total	$29,372	$—	$(1,453)	$27,919

	June 30, 2022
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,997	$—	$(806)	$19,191
ETFs - Corporate & Government Debt	7,375	—	(393)	6,982
Total	$27,372	$—	$(1,199)	$26,173

We have certain financial instruments on our consolidated balance sheets related to interest-bearing time deposits. Time deposits with maturities of less than 90 days, if any, from the purchase date are included in “Cash and Cash Equivalents.” Time deposits with maturities from 91-360 days, if any, are included in “Short-term investments.” Time deposits with maturities of more than 360 days, if any, are included in “Long-term investments.” As of June 30, 2023 and June 30, 2022, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see Note 6.

The following table presents the carrying amounts of certain financial instruments as of June 30, 2023 and June 30, 2022:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Money Market Funds
Mutual Funds - Corporate & Government Debt	18,965	19,191	—	—
ETFs - Corporate & Government Debt	6,958	6,982	—	—
Time deposits
Maturities from 1-90 days	—	—	—	—
Maturities from 91-360 days	1,996	—	—	-
Total	$27,919	$26,173	$—	$—

(4) Leases

On April 27, 2021, Astrotech entered into a new lease for a research and development facility of approximately 5,960 square feet in Austin, Texas (the “R&D facility”) that includes a laboratory, a small production shop, and offices for staff. The lease commenced on June 1, 2021 and had a lease term of 36 months. On November 11, 2022, the Company signed a lease extension agreement for the R&D facility, extending the term of the lease through April 30, 2025. The Company’s total contractual base rent obligation for the eleven-month extension is approximately $95 thousand.

On November 22, 2022, Astrotech entered into a sublease agreement for an additional facility directly adjacent to the R&D facility (the “subleased facility”). The subleased facility consists of approximately 3,900 square feet and will provide the space needed as the Company launches its AgLAB products and continues its R&D efforts at ATI and BreathTech. The sublease commenced on December 1, 2022, and has a lease term of 29 months. The Company’s total contractual base rent obligation for the subleased facility is approximately $156 thousand.

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgment is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization expense for financed lease assets for the years ended June 30, 2023 and 2022 totaled $101 thousand and $61 thousand, respectively.

Upon the adoption of Topic 842, the Company’s accounting for financing leases, previously referred to as capital leases, remains substantially unchanged from prior guidance.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Consolidated Balance Sheet	June 30, 2023	June 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets, net	262	162
Financing lease assets	Property and equipment, net	484	466
Total lease assets		$746	$628

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	148	95
Financing lease obligations	Lease liabilities, current	168	139
Non-current:
Operating lease obligations	Lease liabilities, non-current	130	90
Financing lease obligations	Lease liabilities, non-current	161	213
Total lease liabilities		$607	$537

Future minimum lease payments as of June 30, 2023 under non-cancelable leases are as follows (in thousands):

For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2024	$153	$181	$334
2025	142	94	236
2026	—	27	27
2027	—	27	27
2028	—	24	24
Thereafter	—	—	—
Total lease obligations	295	353	648
Imputed interest	(17)	(24)	(41)
Present value of net minimum lease obligations	278	329	607
Lease liabilities - current	(148)	(168)	(316)
Lease liabilities - non-current	$130	$161	$291

Other information as of June 30, 2023 is as follows:

Weighted-average remaining lease term (years):
Operating leases	1.8
Financing leases	2.2
Weighted-average discount rate:
Operating leases	6.3%
Financing leases	5.2%

Cash payments for operating leases for the years ended June 30, 2023 and 2022 totaled $130 thousand and $86 thousand, respectively. Cash payments for financing leases for the years ended June 30, 2023 and 2022 totaled $157 thousand and $95 thousand, respectively.

(5) Property and Equipment, net

As of June 30, 2023 and 2022, property and equipment, net consisted of the following:

	June 30,
(In thousands)	2023	2022
Furniture, fixtures, equipment & leasehold improvements	$2,805	$1,371
Software	217	264
Capital improvements in progress	649	242
Gross property and equipment	3,671	1,877
Accumulated depreciation	(1,001)	(779)
Property and equipment, net	$2,670	$1,098

Depreciation and amortization expense of property and equipment was $366 thousand for the year ended June 30, 2023 and $148 thousand for the year ended  June 30, 2022. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $101 thousand and $61 thousand for the years ended June 30, 2023 and 2022, respectively.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2023, and  June 30, 2022:

	June 30, 2023
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Short-Term Investments
Mutual Funds - Corporate & Government Debt	$18,965	$18,965	$—	$—	$18,965
ETFs - Corporate & Government Debt	6,958	6,958	—	—	6,958
Time Deposits: 91-360 days	1,996	—	1,996		1,996
Total Available-for-Sale Investments	$27,919	$25,923	$1,996	$—	$27,919

	June 30, 2022
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Short-Term Investments
Mutual Funds - Corporate & Government Debt	$19,191	$19,191	$—	$—	$19,191
ETFs - Corporate & Government Debt	6,982	6,982	—	—	6,982
Total Available-for-Sale Investments	$26,173	$26,173	$—	$—	$26,173

The value of available-for-sale investments is based on pricing from third-party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs).

(7) Related-party Debt

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

(8) Stockholders’ Equity

Common Stock

On November 22, 2022, the Company filed a third amendment (the “Amendment”) to the Company’s Certificate of Incorporation (as amended, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect a 1-for-30 reverse stock split of all of the Company’s issued and outstanding shares of Common Stock. The Amendment provided that, at the effective time of the Reverse Stock Split, every 30 shares of the Company’s issued and outstanding Common Stock were automatically combined into one validly issued, fully paid and non-assessable share of Common Stock, without effecting a change to the par value per share. The Reverse Stock Split affected all shares of the Company’s Common Stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of Common Stock available for issuance under the Company’s equity incentive plans. In addition, the Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of stock options and warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in exercise price per share. The Reverse Stock Split also triggered a proportionate adjustment to the number of shares of Common Stock issuable upon the conversion of our Series D convertible preferred stock, par value of $0.001 per share (“Series D Preferred Shares”). All historical per share data, number of shares outstanding, and other common stock equivalents for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which were issued and outstanding as of June 30, 2023. Series D Preferred Shares are convertible to common stock on a one-to-one basis. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

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

During the year ended June 30, 2023, 10,316 shares of the Company’s common stock were repurchased at an aggregate cost of $118,532.

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

Warrants

A summary of the common stock warrant activity for the year ended June 30, 2023 is presented below:

	Shares	Weighted Average Exercise	Aggregate Fair Market Value at Issuance	Weighted Average Remaining Contractual Life
	(In thousands)	Price	(In thousands)	(in years)
Outstanding at June 30, 2021	80	$72.10	$3,747	4.63
Issued	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—
Outstanding at June 30, 2022	80	$72.10	$3,747	3.60
Issued	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—
Outstanding at June 30, 2023	80	$72.10	$3,747	2.60

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying
				Warrants
				(In thousands)
				For the period ended June 30,
Issue Date	Classification	Exercise Price	Expiration Date	2023	2022
March 26, 2020	Equity	$187.50	March 25, 2025	1	1
March 30, 2020	Equity	$140.63	March 27, 2025	2	2
October 23, 2020	Equity	$86.25	October 21, 2025	15	15
October 28, 2020	Equity	$80.63	October 28, 2025	6	6
February 16, 2021	Equity	$121.88	February 11, 2026	6	6
April 12, 2021	Equity	$56.25	April 7, 2026	50	50
Total Outstanding				80	80

Nasdaq Compliance

On  December 5, 2022, the Company effectuated a reverse stock split of its shares of common stock, par value $0.001 per share (the “Common Stock”), whereby every thirty (30) pre-split shares of Common Stock were exchanged for one (1) post-split share of the Company's Common Stock (the “Reverse Stock Split”). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have held a fractional share of the Common Stock received a cash payment in lieu thereof. Numbers presented in these consolidated financial statements have been adjusted to reflect the Reverse Stock Split.

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

(9) Business Risk and Credit Risk Concentration Involving Cash

For the fiscal year ended June 30, 2023, the Company had four customers that substantially comprised all of the Company’s revenue. All of the Company’s revenue for the fiscal year ended  June 30, 2022 was also generated by two customers.  Additionally, the material amount of the company's receivables was compromised by two companies in both fiscal years.

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

(10) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2023 and 2022 was as follows:

		Weighted
	Shares	Average
		Exercise Price
Outstanding at June 30, 2021	9,183	$157.50
Granted	29,200	19.20
Exercised	—	—
Canceled or expired	(4,099)	148.80
Outstanding at June 30, 2022	34,284	$40.50
Granted	6,962	12.47
Exercised	—	—
Canceled or expired	(3,080)	139.29
Outstanding at June 30, 2023	38,166	$27.34

The aggregate intrinsic value of options exercisable at June 30, 2023 was $0 as the fair value of the Company’s common stock is less than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2023 was $0.

		Options
		Outstanding			Options
		Weighted-			Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of exercise prices		Life (years)	Price		Price
$10.38 – $19.20	35,495	8.89	$17.99	9,733	$19.20
$55.50 – $84.90	431	5.26	62.22	431	62.22
$159.00 – $175.50	2,240	3.86	168.82	2,240	168.82
$10.38 – $175.50	38,166	8.55	$27.34	12,404	$46.77

Compensation costs recognized related to vested stock option awards during the years ended June 30, 2023 and 2022 were $189 thousand and $37 thousand, respectively. At June 30, 2023, there was $360 thousand of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 1.83 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2023 and 2022, was as follows:

		Weighted
		Average
	Shares	Grant-Date
		Fair Value
Outstanding at June 30, 2021	67,423	$61.50
Granted	40,000	18.90
Vested	(23,090)	62.40
Canceled or expired	(8,461)	60.60
Outstanding at June 30, 2022	75,873	$39.00
Granted	2,150	11.83
Vested	(26,742)	46.68
Canceled or expired	(610)	60.60
Outstanding at June 30, 2023	50,671	$33.43

Compensation costs recognized related to vested restricted stock awards during the years ended June 30, 2023 and 2022 were $1.3 million and $1.5 million, respectively. At June 30, 2023, there was $1.3 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.92 years.

Stock-based Compensation in Operating Expenses

The Company’s stock-based compensation by category for the years ended June 30,2023 and 2022 was as follows:

	Year Ended	Year Ended
(in thousands)	June 30, 2023	June 30, 2022
Selling, Administration and General	$1,457	$1,503
Research & Development	41	32
Total	$1,498	$1,535

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of the grant of stock options. The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The Company recognizes forfeitures as they occur. The assumptions used for the years ended June 30, 2023 and 2022 and the resulting estimates of weighted-average fair value per share of options granted or modified are summarized in the following table:

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022
Expected Dividend Yield	—	—
Expected Volatility	104.67%	104.97%
Risk-Free Interest Rates	1.59%	0.65%
Expected Option Life (in years)	3.5	3.5
Weighted-average grant-date fair value of options awarded	$20.22	$25.80

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

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	For the years ended June 30, 2023 and 2022, the Company used the simplified method of calculating the expected life of the options.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2023 and 2022, the Company had established a full valuation allowance against all of its net deferred tax assets. The Company also has $1 thousand of prepaid income taxes on the balance sheet at June 30, 2023.

For the fiscal years ended June 30, 2023 and 2022, the Company incurred losses from operations in the amount of $9.6 million and $8.3 million, respectively. There is no effective tax rate for the fiscal years 2023 or 2022. There is materially no current state tax expense.

FASB ASC 740, "Income Taxes" addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had unrecognized tax benefit of $486 thousand as of June 30, 2023, all of which has been accounted for as contra deferred tax assets.

For the years ended June 30, 2023 and 2022, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to prior year deferred true ups and the valuation allowance against its net deferred tax assets.

Income Tax Expense and Effective Tax Rate

The company has no tax benefit, current or deferred, as of the years ended June 30, 2023 and 2022.

A reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. Federal statutory rate to the loss before income taxes to the actual amount of income tax benefit recognized follows:

	Year Ended June 30,
(In thousands)	2023	2022
Expected benefit	$2,025	$1,749
State tax expense	—	—
Tax credits	200	166
Change in valuation allowance	(1,838)	(1,511)
Stock-based compensation	(296)	(306)
Prior year true-up	—	(9)
Expiration of net operating loss carryovers	(88)	(89)
Other permanent items	(3)	—
Total income tax benefit	$—	$—

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets as of June 30, 2023 and 2022 consist of the following:

	Year Ended June 30,
(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$17,920	$17,202
Tax credit carryforwards	1,530	1,330
Lease liability - current and non-current	128	113
Unrealized loss on securities	305	—
IRC Section 174 R&D Expense Capitalization	1,061
Accrued expenses and other timing	143	180
Stock-based compensation	111	579
Property and equipment, principally due to differences in depreciation	—	—
Total gross deferred tax assets	$21,198	$19,404
Less — valuation allowance	(21,064)	(19,348)
Net deferred tax assets	$134	$56
Deferred tax liabilities:
Right-of-use assets	$(55)	$(34)
Property and equipment, principally due to differences in depreciation	(79)	(22)
Total gross deferred tax liabilities	(134)	(56)
Net deferred tax assets	$—	$—

The Company files consolidated returns for federal, California, Florida, and Texas income and franchise taxes. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2023, the Company provided a full valuation allowance of approximately $21.0 million against its net deferred tax assets.

The valuation allowance increased by approximately $1.7 million for the year ended June 30, 2023, $305 thousand of which relates to unrealized loss on securities charged to other comprehensive income. Since the Company reflects a full valuation allowance against its deferred tax assets, there has been no income tax impact from these changes.

At June 30, 2023, the Company had net operating loss carryforwards of approximately $83.5 million with approximately $37.8 million ($7.9 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income set to expire between the years of 2024 and 2037. The Company also had net operating loss carryforwards with indefinite lives of approximately $45.7 million ($9.6 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. For net operating losses with indefinite carryforward lives, generated beginning after December 31, 2017, the Tax Cuts and Jobs Act limits the amount of net operating losses to be utilized and deducted by the taxpayer to 80% of the taxpayer’s taxable income. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company has federal research and development income tax credit carryovers of $1.1 million as of June 30, 2023. These credits will expire between the years 2035 and 2043.

At June 30, 2023, the Company also has accumulated state net operating loss carryforwards of approximately $7.4 million ($0.4 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2026 and 2036. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. At June 30, 2023, the credit amount is $0.5 million ($0.4 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

Uncertain Tax Positions

The Company had unrecognized tax benefits of $486 thousand as of June 30, 2023, all of which have been accounted for as contra deferred tax assets. A rollforward of the beginning and ending amount of unrecognized tax benefits from  July 1, 2021 to June 30, 2023 is as follows:

	Year Ended June 30,
(In thousands)	2023	2022
Fiscal year beginning balance	$400	$329
Additions for tax positions of current period	86	71
Additions for tax positions of prior years	—	—
Decreases for tax positions of prior years	—	—
Fiscal year ending balance	$486	$400

The Company recognizes interest and penalties related to income tax matters in income tax expense, as incurred. For the years ended June 30, 2023 and 2022, the Company did not recognize any interest expense for uncertain tax positions.

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

Reconciliation and the components of basic and diluted net loss per share are as follows (in thousands):

	Year Ended June 30,
	2023	2022
Numerator:
Net loss	$(9,642)	$(8,330)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,620	1,590
Basic and diluted net loss per common share:
Net loss	$(5.95)	$(5.24)

All unvested restricted stock awards for the years ended June 30, 2023 and 2022 are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 38,166 shares of common stock at exercise prices ranging from $10.38 to $175.50 per share outstanding for the year ended June 30, 2023 and options to purchase 34,284 shares of common stock at exercise prices ranging from $19.20 to $175.50 per share outstanding for the year ended  June 30, 2022 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(13) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. Effective July 1, 2019, the Company elected to no longer match employees’ contributions to the plan; however, beginning in the third quarter of fiscal year 2021, the Company reinstated the match to employees’ contributions to the retirement plan. For the years ended June 30, 2023 and 2022, the Company made matching contributions of $59 thousand and $57 thousand, respectively, to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2023 and 2022.

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

Legal Proceedings

On April 15, 2021, a putative stockholder of the Company commenced a class action and derivative lawsuit in the Delaware Court of Chancery, Stein v. Pickens, et al., C.A. No. 2021-0322-JRS (the “Stein Action”), in which it was alleged, among other things, that the Company improperly included broker non-votes in the tabulation of votes counted in favor to approve an amendment to the Company’s Certificate of Incorporation (the “2020 Certificate Amendment”) and, thus the 2020 Certificate Amendment was defective. The Company investigated those allegations and does not believe that the filing and effectiveness of the 2020 Certificate Amendment was either invalid or ineffective. Nevertheless, to resolve any uncertainty, on April 30, 2021, the Company filed a validation proceeding in the Delaware Court of Chancery, In re Astrotech Corporation, C.A. No. 2021-0380-JRS, pursuant to Section 205 of the Delaware General Corporation Law. On October 6, 2021, the Delaware Court of Chancery granted the Company’s request and confirmed and validated the 2020 Certificate Amendment. Thereafter, a settlement in principle was reached with the Plaintiffs in the Stein Action and the parties to the Stein Action presented the settlement to the Court for approval. On February 13, 2023, the Court approved the settlement, awarded the Plaintiff’s attorneys’ fees and expenses of $290,000 paid prior to the end of fiscal year 2023, and entered a final order and judgment dismissing the Delaware Action with prejudice. The parties to the settlement recognize that entry into the settlement does not constitute an admission of liability, wrongdoing, or any matter of fact or law.

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

CARES Act

On March 27, 2020, the CARES Act was enacted. The CARES Act, among other things, includes provisions relating to refundable payroll taxes, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The most significant relief measures which the Company qualified for are a loan pursuant to the Paycheck Protection Program for which the Company has received full forgiveness, alternative minimum tax credit refunds, employee retention credit, and payroll tax deferral. The payroll tax deferral was effective from the enactment date through December 31, 2020, and the deferred amount will be repaid in two installments. 50% of the deferred amount has been paid as of December 31, 2021, and the remainder was paid before December 31, 2022. The deferred payroll taxes are recorded within accrued liabilities on the consolidated balance sheets.

The Company will continue to assess the treatment of the CARES Act to the extent additional guidance and regulations are issued, the further applicability of the CARES Act to the Company, and the potential impacts on the business.

(16) Subsequent Events

Management has reviewed subsequent events through September 26, 2023.

On July 31, 2023, the Company Board of Directors approved and adopted amendments to the Bylaws of the Company related to the new universal proxy rules under Rule 14a-19 of the Securities Exchange Act of 1934, among other things.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2023, based on the frame-work in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2023.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the Company’s definitive proxy statement to be used in connection with its 2023 Annual Meeting of Stockholders and which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended June 30, 2023 (the “2023 Proxy Statement”), in accordance with General Instructions G(3) of Form 10-K.

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement.

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

3.4

Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 23, 2022)

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023)

3.6

Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2017).

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019).

4.1 *	Description of Securities.

4.2	Form of Placement Agent's Warrant, issued on March 27, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 26, 2020).

4.3	Promissory Note due September 5, 2020. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2020).

4.4	Form of Placement Agent's Warrant, issued on March 30, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2020).

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

4.9	Astrotech Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 5, 2021).

4.10	Form of Underwriter Warrant, dated April 12, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 12, 2021)

4.11	Omnibus Amendment to Secured Promissory Notes, dated September 3, 2021, by and between the Company and Thomas B. Pickens III (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021)

4.12	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2022).

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

10.15	Amendment to Joint Development and Option Agreement, dated June 8, 2022 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

10.16 †	Employment Agreement, effective October 6, 2008 between SPACEHAB, Incorporated and Thomas B. Pickens, III (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 21, 2008).

10.17 †	Form of Indemnification Agreement of Astrotech Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 17, 2015).

16.1	Letter dated August 7, 2023 from Armanino LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2023).

21.1 *	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant

23.1 *	Consent of Armanino LLP

31.1 *	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 *	Certification of Jaime Hinojosa, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 *	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 *	Certification of Jaime Hinojosa, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan arrangement.
*	Filed herewith.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer, Chief Technology Officer and Chairman of the Board

Date September 28, 2023

By:	/s/ Jaime Hinojosa
Jaime Hinojosa
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: September 28, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chief Executive Officer, Chief Technology Officer,	September 28, 2023
Thomas B. Pickens III	and Chairman of the Board

/s/ Daniel T. Russler, Jr.	Director	September 28, 2023
Daniel T. Russler, Jr.

/s/ Tom Wilkinson	Director	September 28, 2023
Tom Wilkinson

/s/ Jim Becker	Director	September 28, 2023
Jim Becker

/s/ Bob McFarland	Director	September 28, 2023
Bob McFarland

/s/ Jaime Hinojosa	Chief Financial Officer, Treasurer and Secretary	September 28, 2023
Jaime Hinojosa	(Principal Financial and Accounting Officer)