Form 10-Q
period 2023-09-30
ASTROTECH Corp
filed 2023-11-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, the number of shares of the registrant’s common stock outstanding was: 1,701,729.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	June 30,
	2023	2023
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$13,090	$14,208
Short-term investments	25,863	27,919
Accounts receivable	391	225
Inventory, net:
Raw materials	1,560	1,379
Work-in-process	287	243
Finished goods	343	373
Income tax receivable	—	1
Prepaid expenses and other current assets	296	365
Total current assets	41,830	44,713
Property and equipment, net	2,545	2,670
Operating lease right-of-use assets, net	226	262
Other assets, net	31	30
Total assets	$44,632	$47,675
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	646	546
Payroll related accruals	567	633
Accrued expenses and other liabilities	723	1,170
Lease liabilities, current	312	316
Total current liabilities	2,248	2,665
Accrued expenses and other liabilities, net of current portion	39	—
Lease liabilities, net of current portion	228	291
Total liabilities	2,515	2,956
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at September 30, 2023 and June 30, 2023, respectively	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at September 30, 2023 and June 30, 2023, respectively; 1,712,045 and 1,692,045 shares issued at September 30, 2023 and June 30, 2023, respectively; 1,701,729 and 1,681,729 outstanding at September 30, 2023 and June 30, 2023, respectively	190,643	190,643
Treasury shares, 10,316 at September 30, 2023 and June 30, 2023, respectively	(119)	(119)
Additional paid-in capital	81,366	81,002
Accumulated deficit	(228,266)	(225,354)
Accumulated other comprehensive loss	(1,507)	(1,453)
Total stockholders’ equity	42,117	44,719
Total liabilities and stockholders’ equity	$44,632	$47,675

Note: The condensed consolidated balance sheet at June 30, 2023, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Revenue	$425	$38
Cost of revenue	242	32
Gross profit	183	6
Operating expenses:
Selling, general and administrative	1,646	1,642
Research and development	1,872	1,129
Total operating expenses	3,518	2,771
Loss from operations	(3,335)	(2,765)
Other income and expense, net	423	235
Loss from operations before income taxes	(2,912)	(2,530)
Net loss	$(2,912)	$(2,530)
Weighted average common shares outstanding:
Basic and diluted	1,631	1,612
Basic and diluted net loss per common share:
Net loss per common share	$(1.79)	$(1.57)
Other comprehensive loss, net of tax:
Net loss	$(2,912)	$(2,530)
Available-for-sale securities:
Net unrealized loss	(54)	(368)
Total comprehensive loss	$(2,966)	$(2,898)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2023	281	$—	1,682	$190,643	$(119)	$81,002	$(225,354)	$(1,453)	$44,719
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation	—	—	—	—	—	364	—	—	364
Issuance of restricted stock	—	—	20	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,912)	—	(2,912)
Balance at September 30, 2023	281	$—	1,702	$190,643	$(119)	$81,366	$(228,266)	$(1,507)	$42,117

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2022	281	$—	1,686	$190,642	$—	$79,505	$(215,712)	$(1,199)	$53,236
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(368)	(368)
Stock-based compensation	—	—	2	—	—	387	—	—	387
Net loss	—	—	—	—	—	—	(2,530)	—	(2,530)
Balance at September 30, 2022	281	$—	1,688	$190,642	$—	$79,892	$(218,242)	$(1,567)	$50,725

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,912)	$(2,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	364	387
Depreciation	149	67
Amortization of operating lease right of use assets	36	22
Interest on financing leases	4	4
Changes in assets and liabilities:
Accounts receivable	(166)	18
Contract asset	—	2
Inventory, net	(195)	52
Income tax receivable	1	—
Accounts payable	100	118
Income tax payable	—	(1)
Other assets and liabilities	(394)	(558)
Operating lease liabilities	(37)	(22)
Net cash used in operating activities	(3,050)	(2,441)
Cash flows from investing activities:
Purchases of property and equipment	(24)	(346)
Purchases of short-term investments	—	(4,855)
Proceeds from short-term investments	2,001	—
Net cash provided by (used in) investing activities	1,977	(5,201)
Cash flows from financing activities:
Repayment of related-party debt	—	(500)
Repayments on finance lease liabilities	(45)	(38)
Net cash used in financing activities	(45)	(538)
Net change in cash and cash equivalents	(1,118)	(8,180)
Cash and cash equivalents at beginning of period	14,208	26,453
Cash and cash equivalents at end of period	$13,090	$18,273

Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$59
Income taxes paid	$2	$1

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. Certain prior period amounts have been reclassified to conform to the current year presentation or adjusted due to rounding and have had no impact on net income or stockholders' equity.

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

Accounting Pronouncements –In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. The standard became effective for the Company for financial statements periods beginning after December 15, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted - In July 2023, the FASB issued ASU No 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation— Stock Compensation (Topic 718)” pursuant to SEC Staff Accounting Bulletin No. 120, which adds interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on the Company's consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update seek to clarify or improve disclosure and presentation requirements. The Company is assessing the impact of this update on the accompanying financial statements.

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

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of September 30, 2023, the Company has deployed the TRACER 1000 in approximately 29 locations in 14 countries throughout Europe and Asia.

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

Management believes the AgLAB 1000-D2 will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for distillation processors of hemp and cannabis. The use of the AgLAB 1000-D2 should reduce waste from current distillation practices and result in a significantly improved product. Due in large part to the Company’s proprietary technology, the Company believes it is the only provider of a mass spectrometry system that gives it a distinct advantage in the industry.

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

During the first quarter of fiscal year 2023, AgLab began the first production run of the AgLAB 1000-D2 and sales efforts are currently underway. On May 9, 2023, AgLab announced the confirmed results from field trials using the AgLAB 1000-D2 mass spectrometer and the Maximum Value ProcessTM testing method (“AgLAB MVP”). AgLAB MVP is designed to improve yields and bottom-line profits for hemp (CBD) and cannabis (THC) producers of distilled oils. While we currently market primarily to distillers within the hemp industry, our AgLAB products also have the potential to serve distillers within the broader cannabis industry in the future, in which case our risk exposure would likely increase and could have a detrimental effect on our business.

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

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of September 30, 2023 and June 30, 2023, respectively:

	September 30, 2023
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,995	$—	$(1,074)	$18,921
ETFs - Corporate & Government Debt	7,375	—	(433)	6,942
Time Deposits	—	—	—	—
Total	$27,370	$—	$(1,507)	$25,863

	June 30, 2023
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,990	$—	$(1,025)	$18,965
ETFs - Corporate & Government Debt	7,376	—	(418)	6,958
Time Deposits	2,006	—	(10)	1,996
Total	$29,372	$—	$(1,453)	$27,919

We have certain financial instruments on our condensed consolidated balance sheets related to interest-bearing time deposits. Time deposits with maturities of less than 90 days, if any, from the purchase date are included in “Cash and Cash Equivalents.” Time deposits with maturities from 91-360 days, if any, are included in “Short-term investments.” Time deposits with maturities of more than 360 days, if any, are included in “Long-term investments.” As of  September 30, 2023 and June 30, 2023, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 8.

The following table presents the carrying amounts of certain financial instruments as of September 30, 2023 and June 30, 2023, respectively:

	Carrying Value
	Short-Term Investments
(In thousands)	September 30, 2023	June 30, 2023
Money Market Funds
Mutual Funds - Corporate & Government Debt	$18,921	$18,965
ETFs - Corporate & Government Debt	6,942	6,958
Time Deposits
Maturities from 1-90 days	—	—
Maturities from 91-360 days	—	1,996
Total	$25,863	$27,919

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgement is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization expense for financed lease assets for the years ended September 30, 2023 and 2022 totaled $31 thousand and $26 thousand, respectively.

Upon the adoption of Topic 842, the Company’s accounting for financing leases, previously referred to as capital leases, remains substantially unchanged from prior guidance.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	September 30, 2023	June 30, 2023
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$226	$262
Financing lease assets	Property and equipment, net	453	484
Total lease assets		$679	$746

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$155	$148
Financing lease obligations	Lease liabilities, current	157	168
Non-current:
Operating lease obligations	Lease liabilities, non-current	97	130
Financing lease obligations	Lease liabilities, non-current	131	161
Total lease liabilities		$540	$607

Future minimum lease payments as of September 30, 2023 under non-cancellable leases are as follows (in thousands):

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2024	$124	$136	$260
2025	141	94	235
2026	—	27	27
2027	—	27	27
2028	—	24	24
Thereafter	—	—	—
Total lease obligations	265	308	573
Less: imputed interest	(13)	(20)	(33)
Present value of net minimum lease obligations	252	288	540
Less: lease liabilities - current	(155)	(157)	(312)
Lease liabilities - non-current	$97	$131	$228

Other information as of September 30, 2023, is as follows:

Weighted-average remaining lease term (years):
Operating leases	1.6
Financing leases	2.0
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	5.2%

Cash payments for operating leases for the three months ended September 30, 2023, and 2022 totaled $41 thousand and $26 thousand, respectively. Cash payments for financing leases for the three months ended  September 30, 2023, and 2022 totaled $45 thousand and $38 thousand, respectively.

(4) Property and Equipment, net

As of September 30, 2023, and June 30, 2023, property and equipment, net consisted of the following, respectively:

(In thousands)	September 30, 2023	June 30, 2023
Furniture, fixtures, equipment & leasehold improvements	$3,158	$2,805
Software	241	217
Capital improvements in progress	295	649
Gross property and equipment	3,694	3,671
Accumulated depreciation and amortization	(1,149)	(1,001)
Property and equipment, net	$2,545	$2,670

Depreciation and amortization expense of property and equipment was $149 thousand and $67 thousand for the three months ended September 30, 2023 and 2022, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $31 thousand and $26 thousand for the three months ended September 30, 2023 and 2022, respectively.

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

Share Repurchase Program

On November 9, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 million of the Company’s common stock beginning November 17, 2022, and continuing through and including November 17, 2023. As previously disclosed, on June 16, 2023, the Company terminated its existing share repurchase program, effective immediately, in order to comply with Regulation M under the Exchange Act. The shares could have been repurchased from time to time in the open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, could have been determined by the Company at its discretion and would have depended on a variety of factors, including management’s assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations.

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

Warrants

A summary of the common stock warrant activity for the three months ended September 30, 2023, is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2023	80	$72.10	$3,747	2.60
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding September 30, 2023	80	$72.10	$3,747	2.35

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants (In thousands)
Issue Date	Classification	Exercise Price	Expiration Date	September 30, 2023	June 30, 2023
March 26, 2020	Equity	$187.50	March 25, 2025	1	1
March 30, 2020	Equity	$140.63	March 27, 2025	2	2
October 23, 2020	Equity	$86.25	October 21, 2025	15	15
October 28, 2020	Equity	$80.63	October 28, 2025	6	6
February 16, 2021	Equity	$121.88	February 11, 2026	6	6
April 12, 2021	Equity	$56.25	April 7, 2026	50	50
Total Outstanding				80	80

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2023	2022
Numerator:
Net loss	$(2,912)	$(2,530)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,631	1,612
Basic and diluted net loss per common share:
Net loss per common share	$(1.79)	$(1.57)

All unvested restricted stock awards and convertible Series D preferred share for the three months ended September 30, 2023 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 154,910 shares of common stock at exercise prices ranging from $10.10 to $175.50 per share outstanding as of September 30, 2023 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three months ended September 30, 2023, the Company had two revenue sources that comprised materially all of its revenue. During the three months ended September 30, 2022, the Company had three revenue sources that comprised all of its revenue. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2023 and June 30, 2023:

	September 30, 2023
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	18,921	18,921	—	—	18,921
ETFs - Corporate & Government Debt	6,942	6,942	—	—	6,942
Total Available-for-Sale Investments	$25,863	$25,863	$—	$—	$25,863

	June 30, 2023
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	18,965	18,965	—	—	18,965
ETFs - Corporate & Government Debt	6,958	6,958	—	—	6,958
Time deposits: 91-360 days	1,996	—	1,996	—	1,996
Total Available-for-Sale Investments	$27,919	$25,923	$1,996	$—	$27,919

The value of available-for-sale securities with Level 1 inputs is based on pricing from third-party pricing vendors, who use quoted prices in active markets for identical assets. The fair value measurements used for time deposits are considered Level 2 and use pricing from third-party pricing vendors who use quoted prices for identical or similar securities in both active and inactive markets.

(9) Related-party Debt

On September 5, 2022, the secured promissory issued by the Company on September 5, 2019 (the “2019 Note”) to Thomas B. Pickens III, the Chief Executive Officer and Chairman of the Board of Directors of the Company, matured. On the maturity date, the remaining outstanding principal amount of $500 thousand and accrued interest of $55 thousand on the 2019 Note was paid in full and the 2019 Note was canceled. With the cancelation of the 2019 Note, the Amended Subsidiary Guarantee was terminated and the Subsidiaries’ Collateral was released. Refer to Note 7 of our Annual Report on Form 10-K for 2023 for more detailed information on the 2019 Note.

(10) Business Risk and Credit Risk Concentration Involving Cash

For the three months ended September 30, 2023, the Company had two customers that materially comprised of all of the Company’s revenue. For the three months ended September 30, 2022, the Company had three customers that comprised all of the Company's revenue.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (the "FDIC"). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the three months ended September 30, 2023 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2023	38,166	$27.34
Granted	116,790	10.16
Exercised	—	—
Canceled or expired	(46)	138.06
Outstanding at September 30, 2023	154,910	$14.36

The aggregate intrinsic value of options exercisable at September 30, 2023 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $1.4 million related to stock options will be recognized over a weighted-average period of 2.67 years.  The aggregate intrinsic value of options exercisable at September 30, 2023 was $0 as the fair value of the Company’s common stock is less than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at September 30, 2023 was $0.

The table below details the Company’s stock options outstanding as of September 30, 2023:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$10.10 - 19.20	152,285	9.68	$11.99	10,934	$18.54
$55.50 - 84.90	418	5.12	61.52	418	61.52
$159.00 - 175.50	2,207	3.61	168.97	2,207	168.97
$10.10 - 175.50	154,910	9.58	$14.36	13,559	$44.35

Compensation costs recognized related to stock option awards were $56 thousand and $46 thousand for each of the three months ended September 30, 2023 and 2022, respectively.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2023, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	50,671	$33.43
Granted	20,000	10.10
Vested	—	—
Canceled or expired	—	—
Outstanding at September 30, 2023	70,671	$26.83

Stock compensation expenses related to restricted stock were $308 thousand and $341 thousand for the three months ended September 30, 2023 and 2022, respectively. The remaining stock-based compensation expense of $1.2 million related to restricted stock awards granted will be recognized over a weighted-average period of 2.09 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2023 the Company has a valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2023 and 2022, the Company incurred pre-tax losses in the amount of $2.9 million and $2.5 million, respectively. The total effective tax rate was approximately 0% for the three months ended September 30, 2023 and 2022.

For each of the three months ended September 30, 2023 and 2022, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Inflation Reduction Act and the Chips and Science Act were enacted in August 2022.  There is no material impact to the Company from these new tax laws.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $486 thousand of uncertain tax positions as of September 30, 2022, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

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

However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

The Company is not subject to any litigation at the present time.

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

(16) Subsequent Events

Effective November 9, 2023, the Company accepted a purchase order from a Romania-based company focused on research and innovation, specializing in the supply and integration of security and telecommunications technology systems (the “Purchaser”), under which the Purchaser has ordered, and the Company is required to deliver, seven TRACER 1000 ETDs. The systems are scheduled to be delivered over the next few months.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends,” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

●	The adverse impact of recent inflationary pressures, including significant increases in fuel costs, global economic conditions and events related to these conditions, including the ongoing wars in Ukraine and the middle east and the COVID-19 pandemic;

●	Our ability to successfully pursue our business plan and execute our strategy, including our collaboration with Cleveland Clinic;

●	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

●	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2023 Annual Report on Form 10-K, elsewhere in this Quarterly Report on Form 10-Q, or those discussed in other documents we filed with the SEC. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the SEC or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

1st Detect Corporation

1st Detect, a licensee of ATI for the security and detection market, has developed the TRACER 1000™, the world’s first mass spectrometer ("MS") based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”), designed to replace the ETDs used at airports, cargo and other secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We further believe that IMS-based ETDs are fraught with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. We are currently selling the TRACER 1000 to customers who accept ECAC certification. As of September 30, 2023, we have deployed the TRACER 1000 in approximately 29 locations in 14 countries throughout Europe and Asia. On May 8, 2023, the Company announced that it has accepted a purchase order from a Romania-based company focused on research and innovation in the security and telecommunications space.  The Company is required to deliver 17 TRACER 1000 explosive trace detectors over the remainder of calendar year 2023.

In the United States, we are working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, we announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, we announced that the TRACER 1000 was beginning testing with the TSA for passenger screening at airports. On November 14, 2019, we announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, we have received valuable feedback from all programs. Following ECAC certification and our early traction within the cargo market, testing for cargo security continued with the TSA. With the onset of the COVID-19 pandemic, all testing within the TSA was put on hold; however, we resumed cargo testing during the summer of 2020, and we subsequently announced on September 9, 2020, that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. Due to delays caused by COVID-19, TSA cargo detection testing is ongoing, but has proceeded much more slowly than originally anticipated. As a result, efforts are primarily focused on our other opportunities. TSA cargo detection testing is the final step to be listed on the Air Cargo Screening Technology List ("ACSTL") as an “approved” device. If approved, the TRACER 1000 will be approved for cargo sales in the United States.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that directly affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. A critical accounting estimate is one that involves a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management continuously evaluates its critical accounting policies and estimates, including those used in evaluating the recoverability of long-lived assets, recognition of revenue, valuation of inventory, and the recognition and measurement of loss contingencies, if any. Actual results may differ from these estimates under different assumptions or conditions.  We believe that the following accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Results of Operations

Three months ended September 30, 2023, compared to three months ended September 30, 2022:

Selected consolidated financial data for the quarters ended September 30, 2023, and 2022 is as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Revenue	$425	$38
Cost of revenue	242	32
Gross profit	183	6
Gross margin	43%	16%
Operating expenses:
Selling, general and administrative	1,646	1,642
Research and development	1,872	1,129
Total operating expenses	3,518	2,771
Loss from operations	(3,335)	(2,765)
Other income and expense, net	423	235
Income tax benefit	—	—
Net loss	$(2,912)	$(2,530)

Revenue – Total revenue increased by $387 thousand during the first quarter of fiscal year 2024, compared to the first quarter of fiscal year 2023. In the first quarter of fiscal year 2024, revenue was related to the sales of our TRACER 1000 along with ongoing consumable and recurring maintenance services of the TRACER 1000. In the first quarter of fiscal year 2023, revenue was related to ongoing sales of consumables and recurring maintenance services. The increase in revenue is primarily the result of fulfilling part of the purchase order for 17 TRACER 1000 units by a Romania-based company focused on research and innovation in the security and telecommunications space, as previously announced on May 8, 2023.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the first quarter of fiscal year 2024 and 2023, cost of revenue was comprised of labor, materials, shipping, and warranty reserve related to the sale of TRACER 1000 units. Cost of revenue increased by $210 thousand during the first quarter of fiscal year 2024, compared to the first quarter of fiscal year 2023 due to the increase in revenue as described above. Gross margin increased by 27% in the first quarter of fiscal year 2024, compared to the first quarter of fiscal year 2023 due to sales mix.

Operating Expenses – Operating expenses increased $747 thousand, or 27.0%, during the first quarter of fiscal year 2024, compared to the first quarter of fiscal year 2023. Significant changes to operating expenses include the following:

●	Selling, general and administrative expenses remained consistent during the first quarter of fiscal year 2024, compared to the first quarter of fiscal year 2023.

●

Research and development expenses increased $743 thousand, or 65.8%, during the first quarter of fiscal year 2024, compared to the first quarter of fiscal year 2023, largely driven by increases in headcount to support the development of our mass spectrometry offering, expenses related to cross-platform improvements to our technology, and continuing expenses that support additional Aglab, BreathTech, and 1st Detect method developments.

Other income and expense, net – Other income and expense, net increased by $188 thousand during the first quarter of fiscal year 2024, compared to the first quarter of fiscal year 2023, due to more income earned on short-term, capital-preservation, investments as interest rates have increased.

Income Taxes – Income tax benefit did not change during the first quarter of fiscal year 2024, compared to the first quarter of fiscal year 2023. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Three Months Ended September 30,
(In thousands)	2023	2022	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(3,050)	$(2,441)	$(609)
Net cash used in investing activities	1,977	(5,201)	7,178
Net cash used in financing activities	(45)	(538)	493
Net change in cash and cash equivalents	$(1,118)	$(8,180)	$7,062

Cash and Cash Equivalents

As of September 30, 2023, we held cash and cash equivalents of $13.1 million, and our working capital was approximately $39.6 million. As of June 30, 2023, we had cash and cash equivalents of $14.2 million, and our working capital was approximately $42.1 million. Cash and cash equivalents decreased $1.1 million as of September 30, 2023, compared to June 30, 2023, due to funding our continuing operating expenses, partially offset by the proceeds of short-term investments.

Operating Activities

Cash used in operating activities increased $609 thousand for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to operating expenses, an increase in inventory and receivables.

Investing Activities

Cash used in investing activities decreased $7.2 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to not purchasing and the maturing of the short-term time deposit investments.

Financing Activities

Cash used in financing activities decreased $493 thousand for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to a repayment of related-party debt in the prior year.

We did not have any material off-balance sheet arrangements as of September 30, 2023.

Share Repurchase Program

On November 9, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 million of the Company’s common stock beginning November 17, 2022 and continuing through and including November 17, 2023. As previously disclosed, on June 16, 2023, the Company terminated its existing share repurchase program, effective immediately, in order to comply with Regulation M under the Exchange Act. The shares could have been repurchased from time to time in the open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, could have been determined by the Company at its discretion and would have depended on a variety of factors, including management’s assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations.

Liquidity

There have been no material updates to our expectations for our short- and long-term liquidity and operating capital requirements since our Annual Report on Form 10-K for the year ended June 30, 2023.

Income Taxes

Provision for Income Tax

Our effective tax rate is 0% for income tax for the three months ended September 30, 2023, and we expect that our effective tax rate for the full fiscal year 2024 year will be 0%. Based on the weight of available evidence, including net cumulative losses and expected future losses, we have determined that it is more likely than not that our U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

The Company files U.S. federal and state income tax returns.  The Company is not currently subject to any income tax examinations. The Company has net operating loss carryovers dating back to the June 2002 year, which generally allows all tax years to remain open to income tax examinations for all years for which there are loss carryforwards.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $486 thousand of uncertain tax positions as of September 30, 2023, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

 Income Taxes

There is a $2 thousand provision for income taxes during the three months ended September 30, 2023. There was $0 provision for income taxes during the three months ended September 30, 2022.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors including experience with similar matters, past history, precedents, relevant financial and other evidence and facts specific to the matter. Notwithstanding the uncertainty as to the final outcome, based upon the information currently available, management does not believe any matters, individually or in aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Form 10-K and our Form 10-Qs, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the risk factors and other cautionary statements described under the heading “Item 1A Risk Factors” included in our Form 10-K for the fiscal year ended June 30, 2023.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).	Exhibit 3.1 to Form 8-K filed on August 1, 2023.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 13, 2023	/s/ Jaime Hinojosa
Jaime Hinojosa
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)