Form 10-Q
period 2024-03-31
ASTROTECH Corp
filed 2024-05-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024 the number of shares of the registrant’s common stock outstanding was: 1,701,729.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	June 30,
	2024	2023
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$8,487	$14,208
Short-term investments	26,196	27,919
Accounts receivable	201	225
Inventory, net:
Raw materials	1,734	1,379
Work-in-process	251	243
Finished goods	359	373
Income tax receivable	—	1
Prepaid expenses and other current assets	274	365
Total current assets	37,502	44,713
Property and equipment, net	2,516	2,670
Operating lease right-of-use assets, net	155	262
Other assets, net	30	30
Total assets	$40,203	$47,675
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	612	546
Payroll related accruals	900	633
Accrued expenses and other liabilities	644	1,170
Lease liabilities, current	289	316
Total current liabilities	2,445	2,665
Accrued expenses and other liabilities, net of current portion	95	—
Lease liabilities, net of current portion	92	291
Total liabilities	2,632	2,956
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at March 31, 2024 and June 30, 2023	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at March 31, 2024 and June 30, 2023, respectively; 1,712,045 and 1,692,045 shares issued at March 31, 2024 and June 30, 2023, respectively; 1,701,729 and 1,681,729 outstanding at March 31, 2024 and June 30, 2023, respectively	190,643	190,643
Treasury shares, 10,316 at March 31, 2024 and June 30, 2023, respectively	(119)	(119)
Additional paid-in capital	82,277	81,002
Accumulated deficit	(234,061)	(225,354)
Accumulated other comprehensive loss	(1,169)	(1,453)
Total stockholders’ equity	37,571	44,719
Total liabilities and stockholders’ equity	$40,203	$47,675

Note: The condensed consolidated balance sheet at June 30, 2023, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue	$50	$35	$1,590	$336
Cost of revenue	42	24	867	211
Gross profit	8	11	723	125
Operating expenses:
Selling, general and administrative	1,833	1,406	5,501	4,606
Research and development	1,708	1,355	5,158	3,847
Total operating expenses	3,541	2,761	10,659	8,453
Loss from operations	(3,533)	(2,750)	(9,936)	(8,328)
Other income and expense, net	379	375	1,229	1,006
Loss from operations before income taxes	(3,154)	(2,375)	(8,707)	(7,322)
Net loss	$(3,154)	$(2,375)	$(8,707)	$(7,322)
Weighted average common shares outstanding:
Basic and diluted	1,633	1,616	1,632	1,614
Basic and diluted net loss per common share:
Net loss per common share	$(1.93)	$(1.47)	$(5.34)	$(4.54)
Other comprehensive loss, net of tax:
Net loss	$(3,154)	$(2,375)	$(8,707)	$(7,322)
Available-for-sale securities:
Net unrealized gain/(loss)	13	181	284	(189)
Total comprehensive loss	$(3,141)	$(2,194)	$(8,423)	$(7,511)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2023	281	$—	1,682	$190,643	$(119)	$81,002	$(225,354)	$(1,453)	$44,719
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation	—	—	—	—	—	364	—	—	364
Issuance of restricted stock	—	—	20	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,912)	—	(2,912)
Balance at September 30, 2023	281	$—	1,702	$190,643	$(119)	$81,366	$(228,266)	$(1,507)	$42,117
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	325	325
Stock-based compensation	—	—	—	—	—	473	—	—	473
Net loss	—	—	—	—	—	—	(2,641)	—	(2,641)
Balance at December 31, 2023	281	$—	1,702	$190,643	$(119)	$81,839	$(230,907)	$(1,182)	$40,274
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	13	13
Stock-based compensation	—	—	—	—	—	438	—	—	438
Net loss	—	—	—	—	—	—	(3,154)	—	(3,154)
Balance at March 31, 2024	281	$—	1,702	$190,643	$(119)	$82,277	$(234,061)	$(1,169)	$37,571

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2022	281	$—	1,686	$190,642	$—	$79,505	$(215,712)	$(1,199)	$53,236
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(368)	(368)
Stock-based compensation	—	—	2	—	—	387	—	—	387
Net loss	—	—	—	—	—	—	(2,529)	—	(2,529)
Balance at September 30, 2022	281	$—	1,688	$190,642	$—	$79,892	$(218,241)	$(1,567)	$50,726
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	2	1	—	403	—	—	404
Net loss	—	—	—	—	—	—	(2,418)	—	(2,418)
Balance at December 31, 2022	281	$—	1,690	$190,643	$—	$80,295	$(220,659)	$(1,569)	$48,710
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	181	181
Stock-based compensation	—	—	—	—	—	356	—	—	356
Restricted stock issuance	—	—	2	—	—	—	—	—	—
Purchase of treasury stock	—	—	(6)	—	(69)	—	—	—	(69)
Net loss	—	—	—	—	—	—	(2,375)	—	(2,375)
Balance at March 31, 2023	281	$—	1,686	$190,643	$(69)	$80,651	$(223,034)	$(1,388)	$46,803

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,707)	$(7,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,275	1,147
Depreciation	507	222
Amortization of operating lease right of use assets	107	86
Interest on financing leases	10	12
Changes in assets and liabilities:
Accounts receivable	24	(18)
Contract asset	—	2
Inventory, net	(349)	(239)
Accounts payable	66	105
Income tax payable	1	(2)
Other assets and liabilities	(58)	(247)
Operating lease liabilities	(113)	(86)
Net cash used in operating activities	(7,237)	(6,340)
Cash flows from investing activities:
Purchases of property and equipment	(353)	(1,319)
Purchases of short-term investments	—	1,425
Proceeds (or purchases) from short-term investments	2,005	(5,100)
Net cash provided by (used in) investing activities	1,652	(4,994)
Cash flows from financing activities:
Purchase of treasury shares	—	(69)
Repayment of related-party debt	—	(500)
Repayments on finance lease liabilities	(136)	(115)
Net cash used in financing activities	(136)	(684)
Net change in cash and cash equivalents	(5,721)	(12,018)
Cash and cash equivalents at beginning of period	14,208	26,453
Cash and cash equivalents at end of period	$8,487	$14,435

Supplemental disclosures of cash flow information:
Cash paid for interest	$21	$66
Acquisition of equipment through financing lease	$—	$223
Income taxes paid	$2	$2

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. Certain prior period amounts have been reclassified to conform to the current year presentation or adjusted due to rounding and have had no impact on net income or stockholders' equity.

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

In July 2023, the FASB issued ASU No 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation— Stock Compensation (Topic 718)” pursuant to SEC Staff Accounting Bulletin No. 120, which adds interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information. The issued guidance does not have a material impact on the Company's consolidated financial statements as a result of ASU No 2023-03.

In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company has determined that it does not meet the criteria of ASC 280 “Segment Reporting” because the Company’s subsidiaries represent Company brands that leverage the same core technology rather than independent operating segments.

Recently Issued Accounting Standards Not Yet Adopted -

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

Our Business Units

Astrotech Technologies, Inc.

Astrotech Technologies, Inc. (“ATI”) owns and licenses the Astrotech Mass Spectrometer Technology™ (the “AMS Technology”), the platform mass spectrometry technology originally developed by 1st Detect Corporation (“1st Detect”). The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 17 granted patents along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to four wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB Inc. (“AgLAB”) for use in the agriculture market, and to BreathTech Corporation (“BreathTech”) for use in breath analysis applications.

The Company has announced the formation of a wholly owned subsidiary Pro-Control, Inc. ("Pro-Control"), and has entered into an exclusive license with Pro-Control to use the ATI Mass Spectrometer Technology for chemical manufacturing process control applications.  Pro-Control has announced the introduction of its proprietary Pro-Control Maximum Value Processing and the Pro-Control-1000™ mass spectrometer which is designed to test, measure and increase potency, purity and weight yields in the chemical manufacturing processes.

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

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of March 31, 2024, the Company has deployed the TRACER 1000 in approximately 30 locations in 14 countries throughout Europe and Asia.

In the United States, the Company is working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 entered into testing with the TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company’s early traction within the cargo market, testing for cargo security continued with the TSA. Due to the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo testing resumed during the summer of 2020 and on September 9, 2020 the Company announced that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. The Company resumed detection and non-detection testing for cargo security with TSA during the third quarter of the fiscal year 2024.  TSA cargo detection testing is the final step to be listed on the Air Cargo Screening Technology List ("ACSTL") as an “approved” device. If approved, we believe the TRACER 1000 will be approved for cargo security screening sales in the United States and field trials with the TSA will begin. If field trials are successful, the TRACER 1000 will be added to the "qualified" list. The Company has also started the process to pass TSA checkpoint testing. This process involves Developmental Test and Evaluation in which the Transportation Security Laboratory ("TSL") will test the TRACER 1000 and work with 1st Detect to ensure its readiness to enter certification testing. The certification test is then completed by the Independent Test & Evaluation department of TSL. As of the fiscal year 2023 budget, the government had over 6,000 ETD units at checkpoint and baggage screening points and we believe that the TSA would benefit from our AMS Technology.

On March 25, 2024, the Company announced that it is currently accepting orders for the TRACER 1000 Narcotics Trace Detector ("NTD").  The TRACER 1000 NTD is a high-performance laboratory instrument capable of rapid detection of trace levels of narcotic compounds in seconds. The TRACER 1000 NTD provides a ruggedized platform that can be applied across various markets including airports, border security, checkpoint, cargo, and infrastructure security, correctional facilities, military, and law enforcement.

From April 9 through April 12, 2024, 1st Detect showcased its TRACER 1000 NTD and ETD at the International Security Conference and Exposition, also known as ISC West, in Las Vegas, Nevada.  We believe ISC West is one of the leading comprehensive security trade events in the U.S. and has some of the country’s leading security and public safety professionals in attendance.

On April 8, 2024, the Company announced that 1st  Detect’s TRACER 1000 is now listed in the U.S. General Services Administration ("GSA") IT Schedule 70 under Contract No. GS-35F-250GA with SRI Group LLC, Special Item Number 334290.  IT Schedule 70 is a long-term contract issued by the GSA to commercial technology vendors that allows sales to the U.S. federal government, one of the largest buyers of goods and services in the world.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. AgLAB has continued to conduct field trials to demonstrate that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the processing yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. The AgLAB 1000-D2 uses the Maximum Value Processing solution (“MVP”) to analyze samples in real-time and assist the equipment operator in determining the ideal settings required to maximize yields.  As part of our growth plan, we have leveraged this technology by launching a family of “process control” methods and solutions, which are the focus of Pro-Control.

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

Our competition consists of high-performance liquid chromatography technology which analyzes THC and CBD derived from hemp. While we believe our technology has competitive advantages over the incumbent technology, there are no assurances of successfully competing in this market segment.

The hemp extraction market is a broad market and encompasses many startup companies and well-established companies.  There is no assurance this industry will remain profitable, given the evolving regulatory landscape and applicable state and federal restrictions.

Sales efforts for the AgLAB 1000-D2 are currently underway. On May 9, 2023, AgLAB announced the confirmed results from field trials using the AgLAB 1000-D2 mass spectrometer and the MVP testing method (“AgLAB MVP”). AgLAB MVP is designed to improve yields and bottom-line profits for hemp (CBD) and cannabis (THC) producers of distilled oils. While we currently market primarily to distillers within the hemp industry, our AgLAB products also have the potential to serve distillers within the broader cannabis industry in the future, in which case our risk exposure would likely increase and could have a detrimental effect on our business.

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

In November 2022, BreathTech announced that, based on analysis of data from testing of breath samples procured during library development, the BreathTest-1000 lung disease screening instrument can clearly distinguish between infected and healthy breath samples. This analysis and conclusion marks a significant milestone in the development of the BreathTest-1000 lung disease screening instrument.

Pro-Control, Inc.

Pro-Control is focused on applying the AMS Technology in chemical manufacturing process control applications. The Pro-Control Maximum Value Processing and the Pro-Control-1000™ mass spectrometer are designed to test, measure and increase potency, purity and weight yields in the chemical manufacturing processes.  The Company is actively marketing the product to large distillers and chemical manufacturers.

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of March 31, 2024 and June 30, 2023, respectively:

	March 31, 2024
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,990	$—	$(846)	$19,144
ETFs - Corporate & Government Debt	7,375	—	(323)	7,052
Time Deposits	—	—	—	—
Total	$27,365	$—	$(1,169)	$26,196

	June 30, 2023
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,990	$—	$(1,025)	$18,965
ETFs - Corporate & Government Debt	7,376	—	(418)	6,958
Time Deposits	2,006	—	(10)	1,996
Total	$29,372	$—	$(1,453)	$27,919

We have certain financial instruments on our condensed consolidated balance sheets related to interest-bearing time deposits. Time deposits with maturities of less than 90 days, if any, from the purchase date are included in “Cash and Cash Equivalents.” Time deposits with maturities from 91-360 days, if any, are included in “Short-term investments.” Time deposits with maturities of more than 360 days, if any, are included in “Long-term investments.” As of  March 31, 2024 and June 30, 2023, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 8.

The following table presents the carrying amounts of certain financial instruments as of March 31, 2024 and June 30, 2023, respectively:

	Carrying Value
	Short-Term Investments
(In thousands)	March 31, 2024	June 30, 2023
Money Market Funds
Mutual Funds - Corporate & Government Debt	$19,144	$18,965
ETFs - Corporate & Government Debt	7,052	6,958
Time Deposits
Maturities from 91-360 days	—	1,996
Total	$26,196	$27,919

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgement is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization expense for financed lease assets for the years ended March 31, 2024 and 2023 totaled $94 thousand and $76 thousand, respectively.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	March 31, 2024	June 30, 2023
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$155	$262
Financing lease assets	Property and equipment, net	398	484
Total lease assets		$553	$746

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$163	$148
Financing lease obligations	Lease liabilities, current	126	168
Non-current:
Operating lease obligations	Lease liabilities, non-current	14	130
Financing lease obligations	Lease liabilities, non-current	78	161
Total lease liabilities		$381	$607

Future minimum lease payments as of March 31, 2024 under non-cancellable leases are as follows (in thousands):

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2024	$41	$46	$87
2025	142	94	236
2026	—	27	27
2027	—	27	27
2028	—	25	25
Thereafter	—	—	—
Total lease obligations	183	219	402
Less: imputed interest	(6)	(15)	(21)
Present value of net minimum lease obligations	177	204	381
Less: lease liabilities - current	(163)	(126)	(289)
Lease liabilities - non-current	$14	$78	$92

Other information as of March 31, 2024, is as follows:

Weighted-average remaining lease term (years):
Operating leases	1.1
Financing leases	1.5
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	5.4%

Cash payments for operating leases for the three months ended March 31, 2024, and 2023 totaled $41 thousand and $42 thousand, respectively. Cash payments for financing leases for the three months ended  March 31, 2024, and 2023 totaled $45 thousand and $38 thousand, respectively.

Cash payments for operating leases for the nine months ended March 31, 2024, and 2023 totaled $124 thousand and $99 thousand, respectively. Cash payments for financing leases for the nine months ended  March 31, 2024, and 2023 totaled $136 thousand and $115 thousand, respectively.

(4) Property and Equipment, net

As of March 31, 2024 and June 30, 2023, property and equipment, net consisted of the following, respectively:

(In thousands)	March 31, 2024	June 30, 2023
Furniture, fixtures, equipment & leasehold improvements	$3,337	$2,805
Software	636	217
Capital improvements in progress	50	649
Gross property and equipment	4,023	3,671
Accumulated depreciation and amortization	(1,507)	(1,001)
Property and equipment, net	$2,516	$2,670

Depreciation and amortization expense of property and equipment was $206 thousand and $88 thousand for the three months ended March 31, 2024 and 2023, respectively.  Depreciation and amortization expense of property and equipment was $507 thousand and $221 thousand for the nine months ended March 31, 2024 and 2023, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $94 thousand and $76 thousand for the nine months ended March 31, 2024 and 2023, respectively.

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

Warrants

A summary of the common stock warrant activity for the nine months ended March 31, 2024, is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2023	80	$72.10	$3,747	2.60
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding March 31, 2024	80	$72.10	$3,747	1.85

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying Warrants (In thousands)
Issue Date	Classification	Exercise Price	Expiration Date	March 31, 2024	June 30, 2023
March 26, 2020	Equity	$187.50	March 25, 2025	1	1
March 30, 2020	Equity	$140.63	March 27, 2025	2	2
October 23, 2020	Equity	$86.25	October 21, 2025	15	15
October 28, 2020	Equity	$80.63	October 28, 2025	6	6
February 16, 2021	Equity	$121.88	February 11, 2026	6	6
April 12, 2021	Equity	$56.25	April 7, 2026	50	50
Total Outstanding				80	80

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(3,154)	$(2,375)	$(8,707)	$(7,322)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,633	1,616	1,632	1,614
Basic and diluted net loss per common share:
Net loss per common share	$(1.93)	$(1.47)	$(5.34)	$(4.54)

All unvested restricted stock awards and convertible Series D preferred share for the nine months ended March 31, 2024 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 148,166 shares of common stock at exercise prices ranging from $7.47 to $175.50 per share outstanding as of March 31, 2024 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the three months ended March 31, 2024, the Company had one revenue source that comprised materially all of its revenue.  During the nine months ended March 31, 2024, the Company had three revenue sources that comprised materially all of its revenue. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	$19,144	$19,144	$—	$—	$19,144
ETFs - Corporate & Government Debt	7,052	7,052	—	—	7,052
Total Available-for-Sale Investments	$26,196	$26,196	$—	$—	$26,196

	June 30, 2023
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	$18,965	$18,965	$—	$—	$18,965
ETFs - Corporate & Government Debt	6,958	6,958	—	—	6,958
Time deposits: 91-360 days	1,996	—	1,996	—	1,996
Total Available-for-Sale Investments	$27,919	$25,923	$1,996	$—	$27,919

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

(10) Business Risk and Credit Risk Concentration Involving Cash

The Company had one customer that materially comprised all of the Company's revenue for the three months ended March 31, 2024. The Company had two customers that comprised of all of the Company’s revenue for the three months ended March 31, 2023. For the nine months ended March 31, 2024 and 2023, the Company had three customers that materially comprised all of the Company's revenue. Additionally, the material amount of the company's receivables was comprised of one company in both fiscal years.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (the "FDIC"). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the nine months ended March 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2023	38,166	$27.34
Granted	120,440	10.12
Exercised	—	—
Canceled or expired	(10,440)	10.80
Outstanding at March 31, 2024	148,166	$14.51

The aggregate intrinsic value of options exercisable at March 31, 2024 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The remaining stock-based compensation expense of $1.0 million related to stock options will be recognized over a weighted-average period of 2.21 years.  The aggregate intrinsic value of options exercisable at  March 31, 2024 was $0 as the fair value of the Company’s common stock is less than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at  March 31, 2024 was $1 thousand.

The table below details the Company’s stock options outstanding as of March 31, 2024:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$7.47 - 19.20	145,541	9.15	$12.03	11,534	$18.12
$55.50 - 84.90	418	4.62	61.52	418	61.52
$159.00 - 175.50	2,207	3.11	168.97	2,207	168.97
$7.47 - 175.50	148,166	9.05	$14.51	14,159	$42.91

Compensation costs recognized related to stock option awards were $134 thousand and $47 thousand for each of the three months ended March 31, 2024 and 2023, respectively.  Compensation costs recognized related to stock option awards were $338 thousand and $142 thousand for each of the nine months ended March 31, 2024 and 2023, respectively.

Restricted Stock

The Company’s restricted stock activity for the nine months ended March 31, 2024, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	50,671	$33.43
Granted	20,000	10.10
Vested	(18,010)	58.66
Canceled or expired	-	0.00
Outstanding at March 31, 2024	52,661	$15.94

Stock compensation expenses related to restricted stock were $304 thousand and $309 thousand for the three months ended March 31, 2024 and 2023, respectively. Stock compensation expenses related to restricted stock were $937 thousand and $1.0 million for the nine months ended March 31, 2024 and 2023, respectively.  The remaining stock-based compensation expense of $611 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 2.73 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2024, the Company has a valuation allowance against all of its net deferred tax assets.

For the nine months ended March 31, 2024 and 2023, the Company incurred pre-tax losses in the amount of $8.7 million and $7.3 million, respectively. The total effective tax rate was approximately 0% for the nine months ended March 31, 2024 and 2023.

For each of the nine months ended March 31, 2024 and 2023, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Inflation Reduction Act and the Chips and Science Act were enacted in August 2022.  There is no material impact to the Company from these new tax laws.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $486 thousand of uncertain tax positions as of March 31, 2024, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

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

(15) Impact of COVID-19 Pandemic

The Company has taken what it believes are necessary precautions to safeguard its employees from the COVID-19 pandemic. The Company continues to follow the Centers for Disease Control and Prevention’s (“CDC”) guidance and the recommendations and restrictions provided by state and local authorities. Some of the Company’s employees who do not work in a lab setting are currently on a telecommunication work arrangement and have been able to successfully work remotely. The Company’s lab requires in-person staffing, and the Company has been able to continue to operate its lab. There can be no assurance, however, that key employees will not become ill or that the Company will be able to continue to operate its labs.

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

Our Business Units

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology™, the platform mass spectrometry technology originally developed by 1st Detect. Long recognized as the gold standard in chemical detection, mass spectrometry has historically been too costly, bulky, and cumbersome. In contrast, the AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 17 granted patents along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to four wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in the security and detection market, to AgLAB for use in the agriculture market, and to BreathTech for use in breath analysis applications.

The Company has announced the formation of Pro-Control and has entered into an exclusive license to use the ATI Mass Spectrometer Technology for chemical manufacturing process control applications.  Pro-Control has announced the introduction of its proprietary Pro-Control Maximum Value Processing and the Pro-Control-1000™ mass spectrometer designed to test, measure and increase potency, purity and weight yields in the chemical manufacturing processes.

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

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. We are currently selling the TRACER 1000 to customers who accept ECAC certification. As of March 31, 2024, we have deployed the TRACER 1000 in approximately 30 locations in 14 countries throughout Europe and Asia.

In the United States, the Company is working with the U.S. Transportation Security Administration (“TSA”) towards air cargo certification. On March 27, 2018, the Company announced that the TRACER 1000 was accepted into TSA’s Air Cargo Screening Technology Qualification Test (“ACSQT”) and, on April 4, 2018, the Company announced that the TRACER 1000 entered into testing with the TSA for passenger screening at airports. On November 14, 2019, the Company announced that the TRACER 1000 had been selected by the TSA’s Innovation Task Force to conduct live checkpoint screening at Miami International Airport. With similar protocols as ECAC testing, the Company has received valuable feedback from all programs. Following ECAC certification and the Company’s early traction within the cargo market, testing for cargo security continued with the TSA. Due to the COVID-19 pandemic, all testing within the TSA was put on hold; however, cargo testing resumed during the summer of 2020 and on September 9, 2020 the Company announced that the TRACER 1000 passed the non-detection testing portion of the TSA’s ACSQT. The Company resumed detection and non-detection testing for cargo security with TSA during the third quarter of the fiscal year 2024.  TSA cargo detection testing is the final step to be listed on the Air Cargo Screening Technology List ("ACSTL") as an “approved” device. If approved, we believe the TRACER 1000 will be approved for cargo security screening sales in the United States and field trials with the TSA will begin. If field trials are successful, the TRACER 1000 will be added to the "qualified" list. The Company has also started the process to pass TSA checkpoint testing. This process involves Developmental Test and Evaluation in which the Transportation Security Laboratory ("TSL") will test the TRACER 1000 and work with 1st Detect to ensure its readiness to enter certification testing. The certification test is then completed by the Independent Test & Evaluation department of TSL. As of the fiscal year 2023 budget the government had over 6,000 ETD units at checkpoint and baggage screening points and we believe that the TSA would benefit from our AMS Technology.

On May 8, 2023, the Company announced that it has accepted a purchase order from a Romania-based company focused on research and innovation in the security and telecommunications space.  The Company has successfully delivered the 14 ETD's that were ordered.  On November 12, 2023, the Company announced that 1st Detect had accepted a significant purchase order for seven of its TRACER 1000 explosives trace detector, for an airport security checkpoint, which systems will be deployed in an airport in Romania.  These systems were successfully delivered during the second fiscal quarter of 2024.

On March 25, 2024, the Company announced that it is currently accepting orders for the TRACER 1000 Narcotics Trace Detector (NTD).  The TRACER 1000 NTD is a high-performance laboratory instrument capable of rapid detection of trace levels of narcotic compounds in seconds. The TRACER 1000 NTD provides a ruggedized platform that can be applied across various markets including airports, border security, checkpoint, cargo, and infrastructure security, correctional facilities, military, and law enforcement.

From April 9 through April 12, 2024, 1st Detect showcased its TRACER 1000 NTD and ETD at the International Security Conference and Exposition, also known as ISC West, in Las Vegas, Nevada.  We believe ISC West is one of the leading comprehensive security trade events in the U.S. and has some of the country’s leading security and public safety professionals in attendance.

On April 8, 2024, the Company announced that 1st Detect’s TRACER 1000 is now listed in the U.S. General Services Administration ("GSA") IT Schedule 70 under Contract No. GS-35F-250GA with SRI Group LLC, Special Item Number 334290.  IT Schedule 70 is a long-term contract issued by the GSA to commercial technology vendors that allows sales to the U.S. federal government, one of the largest buyers of goods and services in the world.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the agriculture market, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of our core AMS Technology. We believe the AMS Technology provides a significant competitive advantage due to its small size, rugged design, quick analysis, and ease of use. AgLAB has continued to conduct field trials to demonstrate that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the processing yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. The AgLAB 1000-D2 uses the Maximum Value Processing solution (“MVP”) to analyze samples in real-time and help the equipment operator to determine the ideal settings required to maximize yields. As part of our growth plan, we have leveraged this technology by launching a family of “process control” methods and solutions, which are the focus of Pro-Control.

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

Sales efforts for the AgLAB 1000-D2 are currently underway. On May 9, 2023, we announced the results from ongoing field trials of the AgLAB MVP solution, which we believe demonstrate that it can be a valuable tool for cannabis and hemp oil processors worldwide. During our field trials, we were able to improve ending-weights yields by an average of 30%.

On November 27, 2023, AgLAB announced the presentation of the AgLAB Maximum Value Processing at MJBizCon.  This process is an innovative process control system proven to increase the potency of ending-weight yields and increase revenue by an average of 32%.  This process provides real-time data, allowing distillers to adjust parameters to optimize the quality and quantity of each batch of oil.

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

Pro-Control, Inc.

Pro-Control was launched December 12, 2023 and is focused on applying the AMS Technology in chemical manufacturing process control applications. The Pro-Control Maximum Value Processing and the Pro-Control-1000™ mass spectrometer are designed to test, measure and increase potency, purity and weight yields in the chemical manufacturing processes.  The Company is actively marketing the product to large distillers and chemical manufacturers.

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

Results of Operations

Three months ended March 31, 2024, compared to three months ended March 31, 2023:

Selected consolidated financial data for the quarters ended March 31, 2024, and 2023 is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenue	$50	$35
Cost of revenue	42	24
Gross profit	8	11
Gross margin	16%	31%
Operating expenses:
Selling, general and administrative	1,833	1,406
Research and development	1,708	1,355
Total operating expenses	3,541	2,761
Loss from operations	(3,533)	(2,750)
Other income and expense, net	379	375
Income tax benefit	—	—
Net loss	$(3,154)	$(2,375)

Revenue – Total revenue increased by $15 thousand, or 42.9%, during the third quarter of fiscal year 2024, compared to the third quarter of fiscal year 2023. In the third quarter of fiscal year 2024 and 2023, revenue was related to ongoing consumables and recurring maintenance services of the TRACER 1000. The increase in revenue is primarily the result of increased maintenance and consumable revenue from more deployed units quarter over quarter.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the third quarter of fiscal year 2024 and 2023, cost of revenue was comprised of labor, materials, shipping, and warranty reserve related to the sale of TRACER 1000 units. Cost of revenue increased by $18 thousand during the third quarter of fiscal year 2024, compared to the third quarter of fiscal year 2023, due to the increase in revenue as described above. Gross margin decreased by 15% in the third quarter of fiscal year 2024, compared to the third quarter of fiscal year 2023 due to inflationary pressure on shipping charges.

Operating Expenses – Operating expenses increased $780 thousand, or 28.3%, during the third quarter of fiscal year 2024, compared to the third quarter of fiscal year 2023. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses increased $427 thousand, or 30.4%, during the third quarter of fiscal year 2024, compared to the third quarter of fiscal year 2023 due to an increase in legal and consultant expenses related to sales efforts.  In addition, there was an increase in directors' fees and employee equity incentives from the third quarter of fiscal year 2023.

●

Research and development expenses increased $353 thousand, or 26.1%, during the third quarter of fiscal year 2024, compared to the third quarter of fiscal year 2023, largely driven by increases in headcount to support the development of our mass spectrometry offering, expenses related to cross-platform improvements to our technology, and continuing expenses that support additional AgLAB, BreathTech, and 1st Detect method developments.

Other income and expense, net – Other income and expense, net remained consistent during the third quarter of fiscal year 2024, compared to the third quarter of fiscal year 2023.

Income Taxes – Income tax benefit did not change during the third quarter of fiscal year 2024, compared to the third quarter of fiscal year 2023. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Nine months ended March 31, 2024, compared to nine months ended March 31, 2023:

Selected consolidated financial data for the nine months ended March 31, 2024, and 2023 is as follows:

	Nine Months Ended March 31,
(In thousands)	2024	2023
Revenue	$1,590	$336
Cost of revenue	867	211
Gross profit	723	125
Gross margin	45%	37%
Operating expenses:
Selling, general and administrative	5,501	4,606
Research and development	5,158	3,847
Total operating expenses	10,659	8,453
Loss from operations	(9,936)	(8,328)
Other income and expense, net	1,229	1,006
Income tax benefit	—	—
Net loss	$(8,707)	$(7,322)

Revenue – Total revenue increased by $1.3 million, or 3.7%, during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The revenue in both periods was related to the sales of our TRACER 1000 along with ongoing consumable and recurring maintenance services of the TRACER 1000. The increase in revenue is primarily due to new unit sales of TRACER 1000, fulfilling both the previously announced purchase orders we had received.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. In the nine months ended March 31, 2024 and 2023, cost of revenue was comprised of labor, materials, shipping, and warranty reserve related to the sale of TRACER 1000 units. Cost of revenue increased by $656 thousand during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023 due to the increase in revenue as described above. Gross margin increased by 8% in the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023 due to design improvements resulting in less warranty expense and a comparative increase in sales price.

Operating Expenses – Operating expenses increased $2.2 million, or 26.1%, during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses increased $895 thousand, or 19.4%, during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023 due to an increase in legal and consultant expenses related to sales efforts.  In addition, there was an increase in directors' fees and employee equity incentives from the prior third quarter year-to-date.

●

Research and development expenses increased $1.3 million, or 34.1%, during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, largely driven by increases in headcount to support the development of our mass spectrometry offering, material and depreciation expenses related to supporting cross-platform improvements to our technology, and continuing expenses that support additional AgLAB, BreathTech, and 1st Detect method developments.

Other income and expense, net – Other income and expense, net increased by $223 thousand during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, due to more income earned on short-term, capital-preservation, investments as interest rates have increased.

Income Taxes – Income tax benefit did not change during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The realization of tax benefits depends on the existence of future taxable income. Pursuant to ASC 740 “Income Taxes”, a valuation allowance has been established on all of our deferred tax assets.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Nine Months Ended March 31,
(In thousands)	2024	2023	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(7,237)	$(6,340)	$(897)
Net cash used in investing activities	1,652	(4,994)	6,646
Net cash used in financing activities	(136)	(684)	548
Net change in cash and cash equivalents	$(5,721)	$(12,018)	$6,297

Cash and Cash Equivalents

As of March 31, 2024, we held cash and cash equivalents of $8.5 million, and our working capital was approximately $35.1 million. As of June 30, 2023, we had cash and cash equivalents of $14.2 million, and our working capital was approximately $42.1 million. Cash and cash equivalents decreased $6.3 million as of March 31, 2024, compared to June 30, 2023, due to funding our continuing operating expenses, partially offset by the proceeds of short-term investments.

Operating Activities

Cash used in operating activities increased $897 thousand for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, due to operating expenses, and an increase in inventory and receivables.

Investing Activities

Cash used in investing activities decreased $6.7 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, due to not purchasing and the maturing of the short-term time deposit investments.

Financing Activities

Cash used in financing activities decreased $548 thousand for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, due to a repayment of related-party debt in the prior year.

We did not have any material off-balance sheet arrangements as of March 31, 2024.

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

Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the nine months ended March 31, 2024 and the Company expects that its effective tax rate for the full fiscal year 2024 year will be 0%.  Based on the weight of available evidence, including net cumulative losses and expected future losses, the Company has determined that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss (NOL) carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. Generally, U.S. state laws have laws similar to Internal Revenue Code Section 382. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforward before utilization.

The Company files U.S. federal and state income tax returns.  The Company is not currently subject to any income tax examinations. The Company has net operating loss carryovers dating back to the June 2002 year, which generally allows all tax years to remain open to income tax examinations for all years for which there are loss carryforwards.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $486 thousand of uncertain tax positions as of March 31, 2024, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Income Taxes

For each of the three months ended March 2024 and March 2023, the Company reported $0 tax expense. There is a $2 thousand provision for income taxes during the nine months ended March 31, 2024.  There was $0 provision for income taxes during the nine months ended March 31, 2023.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).	Exhibit 3.1 to Form 8-K filed on August 1, 2023.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

4.2	Amendment No. 1 to Rights Agreement dated as of December 18, 2023 to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.2 to Form 8-K filed on December 18, 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 14, 2024	/s/ Jaime Hinojosa
Jaime Hinojosa
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)