Form 10-K
period 2024-06-30
ASTROTECH Corp
filed 2024-09-20
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2023, based upon the closing price of such stock on The Nasdaq Capital Market on such date of $8.49, was approximately $12,921,822. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of September 17, 2024, 1,701,729 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be used in connection with its 2024 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed with the SEC within 120 days after June 30, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

PART I

Item 1. Business

Our Company

The terms “Astrotech”, “the Company”, “we”, “us”, or “our” refer to Astrotech Corporation (Nasdaq: ASTC), a Delaware corporation organized in 1984. Our use of “products” and “devices” refer to the TRACER 1000™, BreathTest-1000™, AGLAB 1000™, and Pro-Control 1000™ along with related accessories and consumables.

We are commercializing the Astrotech Mass Spectrometer Technology™ platform (“AMS Technology”) through application specific, wholly owned subsidiaries.

Our mission is to expand access to mass spectrometry (“MS”) and its use through the deployment of devices designed specifically for the appropriate levels of precision required in high-volume, real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. We achieve our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS field work, and enabling multiple configurations for sample intake options.

Since the Tracer 1000 was certified by the European Civil Aviation Conference (“ECAC”) in 2019, our customers have deployed our devices in approximately 30 locations across 14 countries throughout Europe and Asia.

Our Business Units

Our efforts are focused on commercializing our platform mass spectrometry technology through our wholly-owned subsidiaries:

●	Astrotech Technologies, Inc. (“ATI”) owns and licenses the intellectual property related to the AMS Technology.

●	1st Detect Corporation (“1st Detect”) is a manufacturer of explosives trace detectors ("ETDs") and narcotics trace detectors (“NTDs”) developed for use in security and detection at airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, and law enforcement centers. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications.

●	AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the distillation processes. AgLAB holds an exclusive AMS Technology license from ATI for applications in the agriculture industry which require analyzing complex chemical compounds found in organic plant material and extracts.

●	BreathTech Corporation (“BreathTech”) is developing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate a compromised condition including but not limited to a bacterial or viral infection. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

●

Pro-Control, Inc. (“Pro-Control”) is focused on applying the AMS Technology in industrial process control applications. The mass spectrometer and process are designed to test, measure and increase reaction intermediates, purity and percent yields in industrial processes.  Pro-Control holds an exclusive AMS Technology license from ATI for the distillation of chemicals outside of the agriculture industry.

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform MS technology originally developed by 1st Detect. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 17 patents granted along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to four wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in security and detection applications, to AgLAB for use in the agriculture application, to BreathTech for use in breath analysis applications, and to Pro-Control for use in production applications.

1st Detect Corporation

1st Detect, a licensee of ATI for security and detection applications, has developed the TRACER 1000™, the world’s first MS based ETD certified by the ECAC and approved by TSA for air cargo. The TRACER 1000 was designed to outperform the ETDs currently used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company further believes that some IMS-based ETDs have issues with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of June 30, 2024, the Company has deployed the TRACER 1000 in approximately 30 locations in 14 countries throughout Europe and Asia.

On June 20, 2024, after a long-term engagement with the TSA beginning in 2018, we announced the U.S. Transportation Security Administration (“TSA”) approved the TRACER 1000 for the Air Cargo Security Technology List (“ACSTL”).  This action advances the TRACER 1000 to Stage II testing and allows us to sell the TRACER 1000 to air cargo companies in the United States. In Stage II testing, the Company will begin field trials with the TSA. If field trials are successful, the TRACER 1000 will be added to the "qualified" list.

The Company has also started the process to pass TSA checkpoint testing. This process involves Developmental Test and Evaluation in which the Transportation Security Laboratory ("TSL") will test the TRACER 1000 and work with 1st Detect to ensure its readiness to enter certification testing. The certification test is then completed by the Independent Test & Evaluation department of TSL. As of the fiscal year 2023 budget the government had over 6,000 ETD units at checkpoint and baggage screening points for which we believe that the TSA would benefit from utilizing our AMS Technology.

In May 2023, we successfully delivered a purchase order for 14 ETDs from a Romania-based company focused on research and innovation in the security and telecommunications space.   During the second fiscal quarter of 2024, we delivered a purchase order for seven of our TRACER 1000 explosives trace detectors for an airport security checkpoint, which were deployed in an airport in Romania.

We are currently accepting orders for the TRACER 1000 ETD and NTD which are listed in the U.S. General Services Administration ("GSA") IT Schedule 70 under Contract No. GS-35F-250GA with SRI Group LLC, Special Item Number 334290 in April 2024. The TRACER 1000 ETD and NTD are high-performance laboratory instruments capable of rapid detection of trace levels of explosive and narcotic compounds in seconds. The TRACER 1000 ETD and NTD both provide a ruggedized platform that can be applied across various markets including airports, border security, checkpoint, cargo, and infrastructure security, correctional facilities, military, and law enforcement.

IT Schedule 70 is a long-term contract issued by the GSA to commercial technology vendors that allows sales to the U.S. federal government, one of the largest buyers of goods and services in the world.

We continue to showcase the TRACER 1000 NTD and ETD at the trade events in the U.S.

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the use in the agriculture industry to analyze complex chemical compounds found in organic plant material and extracts, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with the initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. AgLAB continues to conduct field trials demonstrating that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. The AgLAB 1000-D2™ uses the Maximum Value Process solution (“MVP”) to analyze samples in real-time and assist the equipment operator determining the ideal settings required to maximize yields.

Production and processing of hemp and cannabis is a huge, worldwide industry. In the U.S., for example, the wholesale value of the cannabis crop from just the U.S. states permitting adult-use and medical cannabis exceeds $6 billion annually. We believe growth in the U.S. and in the worldwide market is likely fed in part by the growing acceptance of medicinal cannabis products and anticipated legislative changes in various jurisdictions worldwide. We also believe this growth is due in part to the passage of the 2018 Farm Bill, which legalized hemp production in the U.S.

As the CBD and hemp market continues to grow, there has been an influx of new companies entering the CBD and THC supply chains, ranging from large corporations to small startups. These companies comprise AgLAB’s target market. The competition within the supply chain is fierce, with companies investing heavily in research and development to create innovative products and differentiate themselves from their competitors. However, the market remains highly fragmented, with many products of varying quality and efficacy, making it challenging for consumers to navigate. Overall, the CBD and hemp market in the U.S. is a rapidly growing industry with significant potential for continued expansion. As more research is conducted and regulations are established, we believe it is likely that the market will become more standardized and regulated, leading to increased consumer confidence and demand. Stakeholders in the industry are likely to face challenges as it matures, including increased competition and potential regulatory hurdles.

Management believes the AgLAB 1000-D2™ will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for distillation processors of hemp and cannabis. The use of the AgLAB 1000-D2™ should reduce waste from current distillation practices and result in a significantly improved product. Due in large part to the Company’s proprietary technology, the Company believes it is the only provider of a mass spectrometry system that gives it a distinct advantage in the industry. Sales efforts for the AgLAB 1000-D2 are currently underway.

AgLAB announced the presentation of the AgLAB Maximum Value Processing at MJBizCon.  The AgLAB MVP is an innovative process control system proven to increase the potency of ending-weight yields and increase revenue.  The AgLAB MVP process provides real-time data, allowing distillers to adjust parameters to optimize the quality and quantity of each batch of oil.  During our field trials of the AgLAB MVP, we were able to improve ending-weights yields by 20% or more. We believe these ongoing field trials demonstrate the solution can be a valuable tool for cannabis and hemp oil processors worldwide.

On June 13, 2024, AgLAB and SC Laboratories (“SC Labs”) entered into a master lease agreement providing for the joint marketing of the AgLAB 1000-D2™ mass spectrometer and the AgLAB Maximum Value Process™ testing method to SC Labs’ clients.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have compromised condition including but not limited to a bacterial or viral infection. The Company believes that new tools to quickly identify the presence of a VOC metabolite could play an important role in detecting and containing airborne diseases.

In June 2022, the Company expanded its existing study that initially focused on COVID-19 with Cleveland Clinic to use the BreathTest-1000 to screen for a variety of diseases spanning the entire body. The project focused on detecting bloodstream infections and respiratory infections. While the Joint Development Agreement with Cleveland Clinic remains active, we believe the work to commercialize this application of the AMS Technology will require many years and significant investment due to regulatory requirements and have determined to deploy capital instead to our other business units. We are also exploring how the advancements and knowledge derived from our research on the BreathTech use case can be applied in our other existing and potential new business units.

Pro-Control, Inc.

On December 12, 2023, we announced the formation of our new wholly-owned subsidiary, Pro-Control, and ATI’s entry into an exclusive license with Pro-Control to utilize our AMS Technology for industrial process control applications involving chemical distillation outside of the agriculture industry. Pro-Control uses advanced mass spectrometer instrumentation to monitor and control the production and operations of manufacturing processes using real-time, in-process samples. Pro-Control provides the vital spectral qualitative and quantitative data needed to control the production parameters (temperatures, flow, speed, and pressure) while significantly improving efficiency.

Pro-Control has introduced its proprietary Pro-Control Maximum Value Processing and the Pro-Control 1000-D2™ mass spectrometer, which in combination are designed to test, measure and increase reaction intermediates, purity and percent yields in industrial processes.

Our Strategy

1st Detect Corporation

The TRACER 1000 is the first MS-ETD certified by ECAC and approved by TSA for air cargo. We believe the TRACER 1000 significantly outperforms currently deployed competitive trace detection solutions based on IMS technology, specifically related to false alarm rate, probability of detection, and unit up-time. Many of our sales to-date have come from the cargo security industry where false alarms can cause expensive delays and facility shutdowns as the false alarms are cleared, preventing the mission critical continuous flow of time sensitive packages. We have also expanded into the airport passenger screening market with sales to a distributor who services a major international airport in Asia and another who services airports in Romania. We are currently accepting orders for the TRACER 1000 NTD and ETD.  The TRACER 1000 NTD is a high-performance laboratory instrument capable of rapid detection of trace levels of narcotic and explosive compounds in seconds. The TRACER 1000 provides a ruggedized platform that can be applied across various markets including airports, border security, checkpoint, cargo, and infrastructure security, correctional facilities, military, and law enforcement.

We currently market the TRACER 1000 to countries that accept ECAC certification or TSA approval for air cargo. The markets needing explosives and narcotics trace detection with a broader range of compounds and better accuracy include the following:

●	Passenger Airports	●	Cargo Airports
●	Event Venues	●	Embassies
●	Military Bases	●	Government Office Buildings
●	Courthouses	●	Border Checkpoints
●	Law Enforcement Agencies	●	Critical Infrastructure Security Checkpoints

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

Current efforts are focused on the U.S. market, but international markets present attractive future growth opportunities as the number of countries with legal recreational or medicinal use continues to expand. We believe agricultural companies engaged in these supply chain activities will benefit from the increased use of MS:

●	Plant material harvesting	●	Ingredient processing
●	Oil distillation	●	Contaminate detection
●	Inspection and certification	●	Formulation and packaging

BreathTech Corporation

The BreathTest-1000 product that is currently under development is being designed to provide an inexpensive, non-invasive screening device for compromised conditions including a bacterial or viral infection that can offer results on-site in a very short period of time. We believe there is strong value for this easy to use screener in high density and critical locations, especially with heightened concern about airborne diseases continuing to pose new or reemerging threats. Most currently available tests either take too long or are invasive and painful. We expect the market need for a quick and painless test will continue to be significant in the following target markets:

●	Hospitals	●	Military
●	Nursing homes	●	Sporting events
●	Airlines	●	Performing arts venues
●	Hotels	●	Convention and conference centers
●	Cruise lines	●	Schools

Pro-Control, Inc.

As part of our growth plan, we have leveraged technology and processes developed by AgLAB to launch a new family of “process control” methods and solutions, which are the focus of Pro-Control. The presence of MS directly on production floors and ultimately integrated directly into manufacturing lines provides the opportunity for manufacturers to increase yields by reducing waste and increasing quality by ensuring consistent purity. Markets which we believe are likely to adopt Pro-Control’s products and services include:

●	Petroleum refining	●	Industrial chemical manufacturing
●	Food processing	●	Nutraceutical manufacturing
●	Pharmaceutical manufacturing

Products and Services

Our products are considered mass spectrometry equipment. Mass spectrometry is an analytical technique used to measure the mass-to-charge ratio of ions. It is commonly employed to identify the composition of a sample by generating a mass spectrum that provides detailed information about the sample's molecular structure, chemical properties, and purity.

MS is considered a superior method for identifying molecules due to several advantages. We believe our business units are demonstrating these advantages in multiple use cases in our target markets. Speed and specificity are two of the most relevant advantages we highlight during customer conversations. MS can detect and measure minute quantities of a substance making it ideal for trace analysis. It provides precise mass-to-charge (m/z) ratios, which are characteristic of specific molecules or fragments, allowing for accurate identification and differentiation of compounds with similar structures. MS offers rapid analysis, which is especially valuable in manufacturing, security, environmental, and forensic applications where timely results are crucial.

MS can analyze a wide range of molecules, from small organic compounds to large biomolecules like proteins and nucleic acids. Other separation techniques can be coupled with MS, such as gas chromatography (“GC-MS”) or liquid chromatography (“LC-MS”), to enhance the analysis of complex mixtures and provide additional separation before detection. The innate capabilities of MS and its ability to incorporate multiple sample intake methods allows us to continually expand and adapt the libraries used by our business units for the identification of compounds of interest in new applications of our AMS Technology.

MS is widely used in various industries, including pharmaceuticals, biotechnology, environmental analysis, and materials science, for quality control, research, and development purposes. Historically, these purposes have required high rates of precision which has increased the size, cost, and complexity of legacy MS equipment.

Our core AMS Technology originated from a device specifically designed and manufactured for installation in the International Space Station (“ISS”) to monitor the quality of the air circulating within the ISS. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms.  The intellectual property includes 17 patents granted along with extensive trade secrets.

We have translated the compact, lightweight, and low voltage requirements of the ISS into our current products targeting a much broader array of government agency adoption as well as the variety of industries that can benefit from on-site and in-line MS. 1st Detect was the first subsidiary successful at licensing, developing, and selling the AMS Technology. Similar to 1st Detect, each of our business units is developing and delivering MS devices focused on an industry specific use case of the AMS Technology. We also provide our customers with consumable products that are necessary to successfully operate our devices. Routine maintenance and warranty programs are also available to our customers.

1st Detect Corporation

The TRACER 1000 is the first MS-ETD certified by ECAC and approved by TSA for air cargo. We are currently accepting orders for the TRACER 1000 ETD and NTD.  The TRACER 1000 ETD and NTD are high-performance laboratory instruments capable of rapid detection of trace levels of explosive and narcotic compounds in seconds. The TRACER 1000 ETD and NTD both provide a ruggedized platform that can be applied across various markets including airports, border security, checkpoint, cargo, and infrastructure security, correctional facilities, military, and law enforcement.

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

BreathTech Corporation

The BreathTest-1000 is being developed, in conjunction with Cleveland Clinic, to provide an inexpensive, non-invasive screening device for a variety of diseases.  The BreathTest-1000 is designed to detect infectious VOC metabolites in a person’s breath.

Pro-Control, Inc.

Pro-Control has introduced the Pro-Control 1000-D2™ to put mass spectrometry on the factory floor at chemical manufacturers. The experience gained by AgLAB with hemp and cannabis distillers was the catalyst for the Pro-Control 1000-D2™ and its related Maximum Value Process solution to analyze samples in real-time and to assist the manufacturer by increasing production and/or quality, reducing both cost and time, and helping to address safety and environmental concerns.

Customers, Sales, and Marketing

1st Detect Corporation

Marketing efforts at 1st Detect are currently focused on the variety of markets that are seeking:

●	Increased uptime in detection equipment
●	Expanding library of detectable explosive and narcotic compounds and threats

Examples of these markets include foreign airports, commercial companies in aviation and cargo security, law enforcement agencies, and security organizations responsible for the protection of sensitive facilities. We employ both direct sales and channel sales through distributors. We now have units deployed in 30 locations in 14 countries. While we have had some degree of success securing and fulfilling orders, the sales cycles in the regulated and government markets are normally long and much of the pipeline opportunities were delayed by the COVID-19 pandemic.

AgLAB Inc.

AgLAB uses direct and channel sales. The lease program that we initiated this year with SC Labs is an example of a channel sales program. We do plan to engage with additional channel partners, largely companies with existing distribution channels in the hemp and cannabis market, to help sell our products to target customers.

BreathTech Corporation

Efforts are currently focused on the development of the BreathTest-1000. We will begin marketing activities if the product achieves commercial viability.

Pro-Control, Inc.

Currently, Pro-Control uses only direct sales with proof of concept and trial engagements being conducted with companies in close proximity to our Austin, Texas headquarters. We intend to use regional sales teams assigned to geographic territories with a density of manufacturing. There is a high density of food, petrochemical, chemical, and industrial companies within a few hours driving radius of Austin.

Competition

1st Detect Corporation

Competition for the TRACER 1000 comes primarily from IMS-based ETDs. We have several competitors that sell IMS-based ETDs whose companies are much larger than us, with well-established sales forces and offering a wider range of security products; however, we believe the TRACER 1000 has a number of attributes that are superior to competing products.

IMS-ETD		1st Detect’s TRACER 1000
●	False alarms caused by confusants	●	Near-zero false alarm rate
●	Lower probability of detection	●	Higher probability of detection
●	Numerous unscheduled bake-outs and calibrations	●	Near 100% up-time
●	Limited library of compounds of interest	●	Unlimited library of compounds of interest
●	Addition of new compounds may require hardware changes	●	Library updates that do not require hardware changes
●	False alarms cause delays or shutdowns at security facilities/inspection checkpoints	●	Improved throughput at security facilities and checkpoints
●	Low price chemical detector	●	Competitive price to IMS in a throughput sensitive environment

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

BreathTech Corporation

The BreathTest-1000 product that is currently under development is being designed to screen for VOC metabolites in a person’s breath and which could indicate the person may have a compromised condition including but not limited to a bacterial or viral infection. Given that breath samples are quick, inexpensive, and painless, we anticipate that the BreathTest-1000 will help screen for signs of disease. We do not see this as competing with traditional tests but supplementing and improving medical care.

Pro-Control, Inc.

Manufacturers may deploy the legacy, sophisticated MS equipment available from a number of global OEM’s or send samples to laboratories for off-site testing. In either instance, the time from sample extraction to results will be measured in hours or days. The AMS Technology used by Pro-Control simplifies MS, thereby enabling more users to take advantage of its capabilities with cycle times measured in minutes. We intend for this approach to create new markets where MS has not been adopted in the past due to the complexities presented by the offerings from legacy OEM’s. These OEM’s include ABB, Siemens, Emerson, Thermo Fisher Scientific, Endress and Hauser, Perkin Elmer, Mettler Toledo, PAC LP, Horiba Process Analyzers, and AMETEK.

Customers may have MS adopted but are not using it for process adjustment closer to the manufacturing process, but instead for offline quality control and adjustments to the finished product.  In these instances, the analytical capabilities are located in central analytical labs and our intention is to place this testing capability in the hands of the operations personnel to get as close to real time analysis as possible on the factory floor.

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

1st Detect Corporation

While 1st Detect’s TRACER 1000 is fully commercialized, we continue to invest in library development which resulted in the launch of our narcotics detector. We continue to develop our library to further enhance our offering.

AgLAB Inc.

The AgLAB-1000 series uses the core AMS Technology and is continuing its development of its product line to include other valuable products specific to the hemp and cannabis industry.  When complete, the AgLAB-1000-D1 will be an inline process control unit meaning it will be integrated directly into the distillation equipment.

BreathTech Corporation

The BreathTest-1000 employs the core AMS Technology. BreathTech R&D activities are being devoted to sample introduction and library development, which is needed to identify the specific compounds present in the breath that are indicative of the presence of a compromised condition including infections.

During our fiscal year 2023, we were in correspondence with the U.S. Food and Drug Administration ("FDA") regarding how the FDA will classify the BreathTest-1000 and the classification has not yet been determined. The classification will inform the required FDA premarket submission and review process that will follow. If premarket notification (510(k) submission) is required, we intend to submit a pre-submission request to the FDA. The pre-submission is a formal mechanism for requesting feedback from the FDA prior to submitting a medical device application.

Pro-Control, Inc.

Pro-Control is in the early stages of using the core AMS Technology. It is refining its product line to include other valuable products and it is developing its library for chemical manufacturers.

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

Employees

As of June 30, 2024, we employed 30 employees, none of which were covered by any collective bargaining agreements.

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

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of June 30, 2024, we had an accumulated deficit of approximately $237 million and reported a net loss of $11.7 million for the fiscal year 2024. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

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

These business units can be expected to experience continued operating losses until they can generate sufficient revenues to cover their operating costs. Furthermore, these business units may not be able to develop, manufacture, or market additional products in the future, and there can be no guarantee that future revenues will be significant, that any sales will be profitable, or that the business units will have sufficient funds available to complete their commercialization efforts. Any products and technologies developed and manufactured by our business units may require regulatory approvals prior to being made, marketed, sold, and used. Regulatory approval of any products may not be obtained. In particular, TSA approval is required to begin selling the TRACER 1000 in the United States and FDA clearance or approval is required to market the BreathTest-1000 in the United States. Obtaining approval from both TSA and FDA is a complex and lengthy process, and approvals for the TRACER 1000 and BreathTest-1000 may not be granted on a timely basis or at all, which would have a material adverse effect on our results of operations and financial condition.

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

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any preferred equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by borrowing debt, such debt would have rights, preferences and privileges senior to those of holders of our common stock. The terms of such debt could impose significant restrictions on our operations. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us or commit to future payment streams. Market volatility or other factors may further adversely impact our ability to raise capital as and when needed. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Their parties may claim we are infringing their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

As we introduce any new and potentially promising product or service or improve existing products or services with new features or components, companies possessing competing technologies, or other companies owning patents or other intellectual property rights may be motivated to assert infringement claims in order to generate royalty revenues, delay or diminish potential sales, and challenge our right to market such products or services.  Even if successful in defending against such claims, patent and other intellectual property related litigation is costly and time consuming.  In addition, we may find it necessary to initiate litigation in order to protect our patent or other intellectual property right, and even if the claims are well-founded and ultimately successful, such litigation is typically costly and time-consuming and may expose us to counterclaims, including claims for intellectual property infringement, antitrust, or other such claims.  Third parties could also obtain patents or other intellectual property rights that may require us to either redesign products or, if possible, negotiate licenses from such third parties. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions, or could require us to seek licenses from third parties, and if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, importing, distributing, selling, or using certain products, any one of which could have a material adverse effect on us.  In addition, some licenses may be non-exclusive, which could provide our competitors access to the same technologies.  Under any of the circumstances, we may incur significant expenses.

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

Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall revenue and while growing our international sales is an important part of our growth strategy, these efforts may not be successful. International operations are subject to a number of other risks, including:

●	import and export laws and the impact of tariffs;

●	exchange rate fluctuations;

●

political and economic instability, war, international terrorism and anti-American sentiment, particularly in emerging markets and the geographic regions affected by the Russia-Ukraine and Israel-Hamas wars;

●	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

●	preference for locally branded products, and laws and business practices favoring local competition;

●	increased risk in collecting trade receivables;

●	potential for delayed revenue recognition;

●	less effective protection and/or lack of enforceability of intellectual property;

●	stringent foreign regulation, including but not limited to General Data Protection Regulation in the European Union, that are costly to comply with and may vary from country to country;

●	changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws; and

●	U.S. government’s restrictions on certain technology transfer to certain countries of concern.

The occurrence of any of these risks could negatively affect our international business and consequently our business, operating results, and financial condition.

Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. Other inflationary pressures could affect wages, the cost and availability of components, materials and other inputs and our ability to meet customer demand. Inflation may further exacerbate other risk factors, including supply chain disruptions, risks related to international operations and the recruitment and retention of qualified employees.

We generate substantial revenue from a limited number of customers and the loss of any such customer may harm our business, results of operations and financial results.

We generate substantial revenue from two customers who are affiliates of each other and neither of which have a long-term contract with us. Given such high concentration of revenue on our consolidated results, our revenue may fluctuate significantly year over year based upon sales to either customer. In the event we are unable to obtain additional customers or increase our revenue from other customers to offset any reduction of these revenues, we could experience a material adverse effect on our business, financial condition and reported revenue and results of operation.

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

We rely extensively on information technology systems to interact with our employees, suppliers,  and our customers. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, transmitting data used by our service personnel and by and among our personnel and facilities, complying with regulatory, legal, and tax requirements, and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from the failures of third-party service providers, to catastrophic events, to power outages, to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

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

We provide our customers with warranties on the products we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in the cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including shipping, labor and parts, to this provision when incurred. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates as well as significantly higher sales and the introduction of new products could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated. As of June 30, 2024, and 2023, we had accrued a balance of $184 thousand and $88 thousand, respectively relating to product warranty provision, representing a surplus of estimated warranty expenses over actual expenses for the fiscal years. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.

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

Before we can market or sell a new medical device, such as the BreathTest-1000, in the United States, we must obtain either clearance under Section 510(k) of the FDCA, grant of a de novo classification request, or approval of a pre‑market approval, or PMA, application from the FDA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device (in most cases Class II devices, with a few exceptions), with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Class III devices approved under the PMA process cannot serve as predicates. Clinical data are sometimes required to support substantial equivalence. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate (in other words, the applicant must justify the “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk). The PMA process requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life‑sustaining, life‑supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The 510(k), de novo, and PMA processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from 3 to 12 months, but may take longer. The FDA’s stated goal is to review de novo classification requests within 150 days, 50% of the time, but in reality the process for many applicants generally takes even longer, up to a year or more. The process of obtaining a PMA is much costlier, rigorous, and difficult than the 510(k) clearance process and generally takes from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances, approvals, and emergency use authorization to market a medical device can be costly and time‑consuming, and we may not be able to obtain these clearances, approvals, or authorizations on a timely basis, or at all for our proposed products.

Our BreathTest-1000 product candidate may undergo FDA premarket review via the 510(k) process. If the FDA requires us to go through a lengthier, more rigorous examination for marketing authorization of the BreathTest-1000 or future modifications to the BreathTest-1000, if cleared by the FDA, than we had expected, our commercialization plans could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. In addition, the FDA may determine that future products, as applicable, will require the costlier, lengthy and uncertain PMA process. Although we do not currently intend to develop or market any devices under a PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future product candidates, if applicable. Further, even where a PMA is not required, we cannot assure you that we will be able to obtain any 510(k) clearances with respect to the BreathTest-1000 or other future product candidates that we may develop, if any.

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

Commercialization of the BreathTest-1000 may require FDA clearance of a 510(k) premarket notification submission and/or authorization of a de novo submission. The process for submitting and obtaining FDA clearance of a 510(k) or authorization of a de novo submission, can be expensive and lengthy. The FDA’s review process can take several months or longer, and we may not be able to obtain FDA clearance or de novo authorization for the BreathTest-1000 on a timely basis, if at all. The FDA’s refusal of, or any significant delays in receiving, 510(k) clearance or de novo authorization of the BreathTest-1000, would have an adverse effect on our ability to expand our business. Thus far, we have not performed any clinical testing of the BreathTest-1000, which will likely be required before the device can be marketed. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance, approval, or authorization. In addition, any other delays in the development of the BreathTest-1000, for example, unforeseen issues during product validation, would have an adverse effect on our ability to commercialize the BreathTest-1000.

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

Legislation and regulations pertaining to the use and cultivation of hemp and cannabis are enacted on both the state and federal government level within the United States. As a result, the laws governing the cultivation and use of hemp and cannabis may be subject to change. Any new laws and regulations limiting the use or cultivation of hemp and cannabis and any enforcement actions by state and federal governments could indirectly reduce demand for our products and may impact our current and planned future operations. There can be no assurance that changes in regulation of the industry and more rigorous enforcement by federal authorities will have a detrimental effect on us.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On November 9, 2023, the intra-day sales price of our common stock fluctuated between a reported low sale price of $7.86 and a reported high sales price of $9.16. Throughout the fiscal year 2024, the closing sales price of our common stock has fluctuated between a reported low sales price of $7.12 and a reported high sales price of $13.49. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for companies such as ours in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, recent increases are significantly inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value, including our loss per share of $7.12 for our fiscal year ended June 30, 2024. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

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

Our Certificate of Incorporation authorizes 250,000,000 shares of common stock, of which 1,701,729 were outstanding as of June 30, 2024, and our Board is authorized to issue additional shares of our common stock. In addition, our Certificate of Incorporation authorizes 2,500,000 shares of “blank check preferred stock.” Shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Our Board has designated 300,000 shares as Series A Junior Preferred Stock, none of which are outstanding. The Board has also designated Series C and Series D Preferred Stock, of which no shares and 280,898 shares are outstanding, respectively, as of June 30, 2024.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Board of Directors Oversight

Our board of directors, as a whole and through its committees, holds overall oversight responsibility for our risk management processes, including in relation to risks from cybersecurity threats. Our board of directors exercises its oversight function through the audit committee, which oversees the management of risk exposure across various areas, including cybersecurity risks, in accordance with its charter. The audit committee is comprised of board members with diverse expertise including risk management and technology, which we believe enables them to oversee cybersecurity risks.

Management’s Role

We have day-to-day administration and management of our cybersecurity program, under the direct supervision of our executive management, including our Chief Financial Officer (“CFO”). Our executive management is responsible for informing the audit committee on cybersecurity risks, provides the audit committee with risk briefings as needed, and performs at least annual reviews of cybersecurity risks and threats in order to assess and adjust our processes to prevent, detect, mitigate, and remediate any such risks and threats. We also work with external security service providers to support our security monitoring and threat detection capabilities and have implemented a process for such external providers to report relevant findings to executive management, where appropriate.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our information technology team overseen by the CFO. With nine years of experience at the Company, our CFO is familiar with our technology infrastructure and risk profile. Our information technology team tests our compliance with Center for Internet Security version 8 standards (“CIS”), remediates known cybersecurity risks, and leads our employee training program as such items relate to cybersecurity.

Our CFO and information technology team are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CFO and information technology team implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CFO and information technology team are equipped with a well-defined incident response plan, which includes escalation to executive management and the audit committee, and relevant public disclosure, as appropriate.

Cybersecurity Risk Management and Strategy

Our cybersecurity program, which is informed by CIS, includes processes for identification, assessment, and management of cybersecurity risks. We conduct periodic risk assessments, including with support from external vendors, to assess our cyber program, identify potential areas of enhancement, and develop strategies for the mitigation of cyber risks. We also conduct regular security testing and have established a vulnerability detection process, supported by security testing, that is designed to address the treatment of identified security risks based on severity.

Third-Party Risk

We may periodically engage a range of external experts, including cybersecurity assessors, consultants, and auditors to evaluate and test our information systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes generally follow industry-recognized standards and frameworks, and are compliant with applicable laws.

As part of our cybersecurity risk management program, we have a process to assess and review the cybersecurity practices of major third-party vendors and service providers that access, process, collect, share, create, store, transmit or destroy our information or have access to our systems, including through review of applicable certifications, and security reports, and contractual requirements, as appropriate.  Before engagement, we conduct security assessments of critical third-party providers and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes regular assessments by our information technology team and executive management. This approach is designed to mitigate risks related to data breaches or other security incidents involving third-parties.

Risks from Cybersecurity Threats

We are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity risks through various means, including by leveraging a managed security service provider and other third-party security software and technology services. In addition, we use various internal and external processes and technologies, including third-party security solutions, monitoring, and alerting tools and resources, designed to monitor, identify, and address risks from cybersecurity threats. We also have implemented processes and technologies for network monitoring and data loss prevention procedures.

We have adopted an incident response plan to guide us in responding to cybersecurity incidents and maintain processes to inform and update executive management and the audit committee about security incidents that may pose a significant risk for our business, as applicable.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information about the cybersecurity risks we face, see “Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, services, and data” in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Item 2. Properties

During fiscal year 2024, Astrotech had two existing facility leases and several equipment leases. Astrotech currently leases a research and development facility (the “R&D facility”) of approximately 5,960 square feet in Austin, Texas that includes a laboratory, a small production shop, and offices for staff, although our accounting and administrative employees continue to work remotely. The lease commenced on June 1, 2021 and had an initial lease term of 36 months. On November 11, 2022, the Company signed a lease extension agreement for the R&D facility, extending the term of such lease through April 30, 2025.

On November 22, 2022, Astrotech entered into a sublease agreement for an additional facility (the “subleased facility”) directly adjacent to the R&D facility. The subleased facility consists of approximately 3,900 square feet and provided the space needed as the Company launched its AgLAB and Pro-Control products. The sublease commenced on December 1, 2022 and has a lease term of 29 months.

Our equipment leases are for devices used in our research and development efforts.

We believe that our current facilities and equipment are well maintained and in good condition. The facilities and equipment are adequate for our present needs but not for our currently foreseeable needs. We anticipate relocating to a larger facility during fiscal year 2025.

Item 3. Legal Proceedings

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

We have 250,000,000 shares of common stock authorized for issuance. As of September 17, 2024, we had 1,701,729 shares of common stock outstanding, which were held by approximately 28 holders of record. This number does not include beneficial or other owners for whom common stock may be held in “street” name. The last reported sale price of our common stock as reported by The Nasdaq Capital Market on September 17, 2024 was $8.28 per share.

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

Overview

Our mission is to expand access to mass spectrometry and its use through the deployment of devices designed specifically for the appropriate levels of precision required in high-volume, real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. The Astrotech Mass Spectrometer Technology™ platform achieves our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS field work, and enabling multiple configurations for sample intake options.

Additional details about our business are provided in Part I, Item 1. "Business” of this Form 10-K.

Fiscal Year 2024 Business Highlights

As of June 30, 2024, the Company has deployed the TRACER 1000 in approximately 30 locations in 14 countries throughout Europe and Asia.

On November 13, 2023, we announced the acceptance of a significant purchase order for seven of our TRACER 1000™ Explosive Trace Detectors (“ETD”).

On November 28, 2023, we announced the presentation of the AgLAB Maximum Value Process™ (“MVP™”) at MJBizcon. The MVP™ is an innovative process control system to increase the potency of ending-weight yields and revenue by 20% or more using AgLAB’s proprietary integration of our AMS Technology with testing methods to provide the real-time insights needed by distillers for adjustments to temperature, feed-rate, and pressure.

On December 12, 2023, we announced the formation of our new wholly-owned subsidiary, Pro-Control, and ATI’s entry into an exclusive license with Pro-Control to utilize our AMS Technology for industrial process control applications involving chemical distillation outside of the agriculture industry. Pro-Control uses advanced mass spectrometer instrumentation to monitor and control the production and operations of manufacturing processes using real-time, in-process samples. Pro-Control provides the vital spectral qualitative and quantitative data needed to control the production parameters (temperatures, flow, speed, pressure) while significantly improving efficiency.  Pro-Control has introduced its proprietary Pro-Control Maximum Value Processing and the Pro-Control 1000-D2™ mass spectrometer, which in combination are designed to test, measure and increase reaction intermediates, purity and percent yields in industrial processes.

On March 25, 2024, we announced that we began accepting orders for the TRACER 1000 Narcotics Trace Detector (“NTD”). The TRACER 1000 NTD is a high-performance laboratory instrument capable of rapid detection of trace levels of narcotic compounds in seconds. Currently, the Company’s Tracer 1000 ETD is now operated in multiple locations throughout the world.

On April 8, 2024, we announced that the TRACER 1000  NTD and ETD which are listed in the U.S. General Services Administration ("GSA") IT Schedule 70 under Contract No. GS-35F-250GA with SRI Group LLC, Special Item Number 334290. The TRACER 1000 NTD and ETD  are high-performance laboratory instruments capable of rapid detection of trace levels of narcotic and explosive compounds in seconds. IT Schedule 70 is a long-term contract issued by the GSA to commercial technology vendors that allows sales to the U.S. federal government, one of the largest buyers of goods and services in the world.  The TRACER 1000 NTD and ETD provide a ruggedized platform that can be applied across various markets including airports, border security, checkpoint, cargo, and infrastructure security, correctional facilities, military, and law enforcement.  We continue to showcase the TRACER 1000 NTD and ETD at the trade events in the U.S.

On June 13, 2024, AgLAB  and SC Laboratories (“SC Labs”) entered into a master lease agreement providing for the joint marketing of the AgLAB 1000-D2™ mass spectrometer and the AgLAB Maximum Value Process™ testing method to SC Labs’ clients.

On June 20, 2024, after a long-term engagement with the TSA beginning in 2018, we announced the U.S. Transportation Security Administration (“TSA”) approved the TRACER 1000 for the Air Cargo Security Technology List (“ACSTL”).  This action advances the TRACER 1000 to Stage II testing and allows us to sell the TRACER 1000 to air cargo companies in the United States. In Stage II testing, the Company will begin field trials with the TSA. If field trials are successful, the TRACER 1000 will be added to the "qualified" list.

The Company has also started the process to pass TSA checkpoint testing. This process involves Developmental Test and Evaluation in which the Transportation Security Laboratory ("TSL") will test the TRACER 1000 and work with 1st Detect to ensure its readiness to enter certification testing. The certification test is then completed by the Independent Test & Evaluation department of TSL. As of the fiscal year 2023 budget the government had over 6,000 ETD units at checkpoint and baggage screening points for which we believe that the TSA would benefit from utilizing our AMS Technology.

Each of these fiscal year 2024 announcements reflect the progress made by our business units in developing and demonstrating relevant solutions to problems faced by companies and agencies operating in our target markets. The additional applications of the AMS Technology and our growing channel partner relationships create opportunities for us to generate revenue growth in subsequent fiscal years.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. During the fiscal year ended June 30, 2024,, the Company had three material customers that comprised substantially all of its $1.7 million in revenue. During the fiscal year ended June 30, 2023, the Company recognized revenue from four material customers for total revenue of $750 thousand. Revenue was recognized at a point in time consistent with the guidelines in Topic 606.

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

Practical Expedients. Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities. As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient to omit disclosures regarding remaining performance obligations. In cases where the Company is responsible for shipping after the customer has obtained control of the goods, it has elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation.  The Company also applies a practical expedient to expense direct costs of obtaining a contract when incurred because the amortization period would have been one year or less

Product Sales. The Company recognizes revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria unless the customer acceptance criteria are perfunctory or inconsequential. The Company generally offers customers payment terms of 60 days or less.

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

The timetable for fulfilment of each of the distinct performance obligations can range from completion in a short amount of time and entirely within a single reporting period to completion over several reporting periods. The timing of revenue recognition for each performance obligation may be dependent upon several milestones, including physical delivery of equipment, completion of site acceptance test, and in the case of after-market consumables and service deliverables, the passage of time. The total revenue was approximately $1.56 million in point in time and $88 thousand over time for 2024 and $750 thousand at point in time and $0 over time for 2023. All revenue was substantially related to one product category for both 2024 and 2023.

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

Results of Operations for the Years Ended June 30, 2024 and 2023

Selected financial data for the fiscal years ended June 30, 2024 and 2023 of our operations are as follows:

	Years Ended June 30,
(In thousands)	2024	2023	Variance
Revenue	$1,664	$750	$914
Cost of revenue	913	444	(469)
Gross profit	751	306	445
Gross margin	45.1%	40.8%	4.3%
Operating expenses
Selling, general and administrative	7,241	5,775	(1,466)
Research and development	6,790	5,591	(1,199)
Total operating expenses	14,031	11,366	(2,665)
Loss from operations	(13,280)	(11,060)	(2,220)
Other income and expense, net	1,616	1,418	198
Income tax expense	(2)	—	(2)
Net loss	$(11,666)	$(9,642)	$(2,024)
Net unrealized gain (loss)	276	(254)	530
Total comprehensive loss	$(11,390)	$(9,896)	$(1,494)

Revenue – Total revenue increased by $914 thousand, or 121.9%, to $1.7 million for the fiscal year ended June 30, 2024, compared to $750 thousand for the fiscal year ended June 30, 2023. Both of the fiscal years 2024 and 2023 revenue was comprised of sales related to our TRACER 1000 units, as well as ongoing sales of consumables and recurring maintenance services for the TRACER 1000. The increase was due to more new units sold compared to the prior year.

Cost of Revenue and Gross Profit – Cost of revenue is comprised of labor, materials, shipping, warranty reserve, and overhead allocation related to the sale of TRACER 1000 units. Gross profit is comprised of revenue less cost of revenue. Cost of revenue increased $469 thousand, or 105.6%, for the fiscal year ended June 30, 2024, compared to the year ended June 30, 2023, due to the increase in sold units. Gross profit increased $445 thousand, or 145.4%, and gross margin increased to 45.1% during the fiscal year ended June 30, 2024, compared to 40.8% for the fiscal year ended June 30, 2023, due to a higher proportion of recurring revenue.

Operating Expenses – Our operating expenses increased $2.7 million, or 23.4%, during the fiscal year ended June 30, 2024, compared to the fiscal year ended June 30, 2023. Significant changes to operating expenses include the following:

•

Selling, General and Administrative Expenses – Our selling, general and administrative expenses increased by $1.5 million, or 25.4%, for the year ended June 30, 2024, compared to the year ended June 30, 2023. This is due to an increase in personnel costs, sales-related expenses, public company expenses,  and depreciation.

•

Research and Development Expenses – Research and development expenses increased $1.2 million, or 21.4%. This was largely driven by increases in personnel count to support the development of our mass spectrometry offering and expenses related to cross-platform improvements to our technology.

Other income and expense, net – Other income and expense, net for the year ended June 30, 2024, was $1.6 million of income compared $1.4 million of income for the year ended June 30, 2023. The increase was driven by more income earned on short-term, capital-preservation investments as interest rates have increased and a reduction of interest expense from the payment of related party notes.

Income Taxes – Our income tax expense increased $2 thousand for the year ended June 30, 2024, compared to the year ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

During the fiscal year 2021, we successfully completed several public offerings of our common stock, raising net proceeds of approximately $67.6 million which will be used to satisfy our short-term and long-term capital needs. We expect that our short-term and long-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense associated with rollout of our products to commercial customers, additional research and development expenses associated with expanding our product offerings, and expenses associated with being a public company. Our short-term capital expenditure needs relate primarily to the expansion of our research and development capabilities and optimization of existing business processes. We believe that our cash and cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements are issued.

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

Trends and Uncertainties

During the COVID-19 pandemic we encountered delays with respect to the TSA certification processes for our products and throughout our supply chain, particularly due to the global semiconductor and electronics shortage. We believe such delays caused product pricing inflation, including increased costs for raw materials and shipping. In addition, although passenger demand for air travel has rebounded, the overall recovery of the airline industry and ancillary services remains uncertain.

We continue to manage production, to secure alternative supplies, and to take other proactive actions. We believe that we will be able to pass on pricing inflation to our customers by increasing the price of our instruments. If supply chain shortages become more severe or longer term in nature, our business and results of operations could be adversely impacted and do not expect inflation to materially adversely affect our liquidity position. In addition, the long-term impact of the COVID-19 pandemic on our business may not be fully reflected until future periods.

Consolidated Balance Sheet

Total assets for the year ended June 30, 2024, were $38 million compared to total assets of $48 million as of the end of fiscal year 2023, a decrease of $10.0 million. The following table sets forth the significant components of the consolidated balance sheet as of June 30, 2024, compared with June 30, 2023:

	Years Ended June 30,
(In thousands)	2024	2023	Variance
Assets:
Current assets	$34,728	$44,713	$(9,985)
Property and equipment, net	2,763	2,670	93
Operating lease right-of-use assets, net	119	262	(143)
Other assets, net	30	30	—
Total	$37,640	$47,675	$(10,035)
Liabilities and stockholders’ equity:
Current liabilities	$2,528	$2,665	$(137)
Other liabilities, net of current portion	305	291	14
Stockholders’ equity	34,807	44,719	(9,912)
Total	$37,640	$47,675	$(10,035)

Current assets – Current assets decreased $10 million as of June 30, 2024, compared to June 30, 2023, as a result of cash used for continuing operating expenses and personnel cost.

Property and equipment, net – Property and equipment, net of depreciation, increased $93 thousand as of June 30, 2024, compared to June 30, 2023 due to the acquisition of third party equipment and the use of additional TRACER 1000 units for research and development.

Operating lease right-of-use assets, net – Operating lease right-of-use assets decreased $143 thousand as of June 30, 2024, compared to June 30, 2023, due to amortization.

Other assets, net – Other assets were consistent with the prior year.

Current liabilities – Current liabilities decreased $137 thousand as of June 30, 2024, compared to June 30, 2023 due the decrease in accounts payables and accrued expenses and other liabilities being partially offset by increases in accruals related to personnel costs.

Other liabilities, net of current portion  –  Other liabilities, net of current portion increased $14 thousand as of June 30, 2024, compared to June 30, 2023 due to the increases in our warrant reserve and financing obligations in connection with internal-use software were partially offset by the amortization of lease liabilities.

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Years Ended June 30,
(In thousands)	2024	2023	Variance
Change in cash and cash equivalents:
Net cash used in operating activities	$(9,725)	$(7,625)	(2,100)
Net cash provided by (used in) investing activities	6,140	(3,844)	9,984
Net cash used in financing activities	(181)	(776)	595
Net change in cash and cash equivalents	$(3,766)	(12,245)	$8,479

Cash and Cash Equivalents

At June 30, 2024, we held cash and cash equivalents of $10.4 million and our net working capital was approximately $32.2 million. At June 30, 2023, we held cash and cash equivalents of $14.2 million and our net working capital was approximately $42.1 million. Cash and cash equivalents decreased by approximately $3.8 million during the year ended June 30, 2024, due to funding our continuing operating expenses, partially offset by the proceeds of short-term investments.

Operating Activities

Net cash used in operating activities was $9.7 million for the year ended June 30, 2024, compared to cash used in operating activities of $7.6 million for the year ended June 30, 2023. This increase was caused by increases in recurring operating expenses and accounts payable, partially offset by a decrease in accounts receivables and increase in depreciation.

Investing Activities

Net cash provided by (used in) investing activities for the year ended June 30, 2024, increased $10.0 million to $6.1 million, compared to net cash used in investing activities of $3.8 million in the year ended June 30, 2023. The increase in cash provided by investing activities was due to the proceeds of short-term investments.

Financing Activities

Cash used in financing activities was $181 thousand for the year ended June 30, 2024, and $776 thousand for the year ended June 30, 2023. The decrease was due to repayment of related party debt in fiscal year 2023 (see below) and no repurchase of treasury shares in fiscal year 2024

We did not have any material off-balance sheet arrangements as of June 30, 2024.

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

In addition, the Subsidiaries jointly and severally agreed to guarantee and act as surety for the Company’s obligation to repay the remaining balance on the 2019 Note pursuant to subsidiary.

Contractual Obligations and Commitments

The following table summarized our commitments to settle contractual obligations as of June 30, 2024:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$142	$142	$—	—	—
Finance lease commitments (2)	173	94	79	—	—
Total	$315	$236	$79	$—	$—

(1) Consists of payments due for our leases of research and development space in Austin, Texas that expires April 2025.

(2) Consists of payments due for our leases of three pieces of equipment that expire between December 2024 and May 2028.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Astrotech Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Astrotech Corporation (the “Company”) as of June 30, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there are no critical audit matters.

RBSM LLP Austin, Texas

We have served as the Company's auditor since 2023.

September 20, 2024

PCAOB ID Number 587

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Astrotech Corporation

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Astrotech Corporation and subsidiaries (the "Company") as of June 30, 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Armanino LLP Dallas, Texas

We have served as the Company's auditor since 2019. In 2023, we became the predecessor auditor.

September 28, 2023

PCAOB ID Number 83

ASTROTECH CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$10,442	$14,208
Short-term investments	21,474	27,919
Accounts receivable	77	225
Inventory, net:
Raw materials	2,038	1,379
Work-in-process	66	243
Finished goods	370	373
Income tax receivable	—	1
Prepaid expenses and other current assets	261	365
Total current assets	34,728	44,713
Property and equipment, net	2,763	2,670
Operating lease right-of-use assets, net	119	262
Other assets, net	30	30
Total assets	$37,640	$47,675
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$373	$546
Payroll related accruals	1,174	633
Accrued expenses and other liabilities	754	1,170
Lease liabilities, current	227	316
Total current liabilities	2,528	2,665
Accrued expenses and other liabilities, net of current portion	232	—
Lease liabilities, net of current portion	73	291
Total liabilities	2,833	2,956
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at June 30, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at June 30, 2024 and 2023 respectively; 1,712,045 and 1,692,045 shares issued at June 30, 2024 and 2023 respectively; 1,701,729 and 1,681,729 outstanding at June 30, 2024 and 2023, respectively	190,643	190,643
Treasury shares, 10,316 shares at June 30, 2024 and 2023	(119)	(119)
Additional paid-in capital	82,480	81,002
Accumulated deficit	(237,020)	(225,354)
Accumulated other comprehensive loss	(1,177)	(1,453)
Total stockholders’ equity	34,807	44,719
Total liabilities and stockholders’ equity	$37,640	$47,675

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	June 30,
	2024	2023
Revenue	$1,664	$750
Cost of revenue	913	444
Gross profit	751	306
Operating expenses:
Selling, general and administrative	7,241	5,775
Research and development	6,790	5,591
Total operating expenses	14,031	11,366
Loss from operations	(13,280)	(11,060)
Other income and expense, net	1,616	1,418
Loss from operations before income taxes	(11,664)	(9,642)
Income tax expense	(2)	—
Net loss	$(11,666)	$(9,642)
Weighted average common shares outstanding:
Basic and diluted	1,638	1,620
Basic and diluted net loss per common share:
Net loss per common share	$(7.12)	$(5.95)
Other comprehensive loss, net of tax:
Net loss	$(11,666)	$(9,642)
Available-for-sale securities:
Net unrealized gain (loss)	276	(254)
Total comprehensive loss	$(11,390)	$(9,896)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock
	Class D
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2022	281	$—	1,686	$190,642	$—	$79,505	$(215,712)	$(1,199)	$53,236
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(254)	(254)
Stock-based compensation	—	—	4	1	—	1,497	—	—	1,498
Restricted stock issuance	—	—	2	—	—	—	—	—	—
Purchase of treasury stock	—	—	(10)	—	(119)	—	—	—	(119)
Net loss	—	—	—	—	—	—	(9,642)	—	(9,642)
Balance at June 30, 2023	281	$—	1,682	190,643	(119)	81,002	(225,354)	(1,453)	44,719
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	276	276
Restricted stock issuance	—	—	20	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,478	—	—	1,478
Net loss	—	—	—	—	—	—	(11,666)	—	(11,666)
Balance at June 30, 2024	281	$—	1,702	$190,643	$(119)	$82,480	$(237,020)	$(1,177)	$34,807

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,666)	$(9,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,478	1,498
Depreciation	731	366
Amortization of operating lease right-of-use assets	143	123
Interest on financing leases	13	15
Loss on disposal of asset	—	25
Changes in assets and liabilities:
Accounts receivable	148	(169)
Contract asset	—	2
Inventory, net	(479)	(477)
Income tax receivable	—	(1)
Accounts payable	(173)	377
Other assets and liabilities	246	390
Income taxes payable	1	(2)
Repayment of financing liability in connection with internal-use software	(14)	—
Operating lease liabilities	(153)	(130)
Net cash used in operating activities	(9,725)	(7,625)
Cash flows from investing activities:
Purchases of property and equipment	(579)	(1,844)
Purchases of short-term investments	—	(5,140)
Proceeds from short-term investments	6,719	3,140
Net cash provided by (used in) investing activities	6,140	(3,844)
Cash flows from financing activities:
Purchase of treasury shares	—	(119)
Repayment of related-party debt	—	(500)
Repayments on finance lease liabilities	(181)	(157)
Net cash used in financing activities	(181)	(776)
Net change in cash and cash equivalents	$(3,766)	$(12,245)
Cash and cash equivalents at beginning of period	14,208	26,453
Cash and cash equivalents at end of period	$10,442	$14,208
Supplemental disclosures of cash flow information:
Cash paid for interest	$26	$69
Acquisition of equipment/ software through financing lease	$245	$119
Operating right-of-use assets and associated liabilities	$—	$223
Income taxes paid	$2	$2

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2024 and 2023

(1) Description of the Company and Operating Environment

Business Overview

The terms “Astrotech”, “the Company”, “we”, “us”, or “our” refer to Astrotech Corporation (Nasdaq: ASTC), a Delaware corporation organized in 1984. We are commercializing the Astrotech Mass Spectrometer Technology™ platform (“AMS Technology”) through application specific, wholly owned subsidiaries.

Our mission is to expand access to mass spectrometry (“MS”) and its use through the deployment of devices designed specifically for the appropriate levels of precision required in high-volume, real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations.

Astrotech Technologies, Inc.

Astrotech Technologies, Inc. (“ATI”) owns and licenses the AMS Technology, the platform MS technology originally developed by 1st Detect. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 17 patents granted along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to four wholly-owned subsidiaries of Astrotech on an exclusive basis.

1st Detect Corporation

1st Detect Corporation (“1st Detect”), a licensee of ATI for security and detection applications, has developed the TRACER 1000, the world’s first MS based ETD certified by the ECAC and approved by TSA for air cargo. The TRACER 1000 was designed to outperform the ETDs currently used at airports, cargo and other secured facilities, and borders worldwide. The Company believes that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). The Company further believes that some IMS-based ETDs have issues with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

AgLAB Inc.

AgLAB Inc. (“AgLAB”), an exclusive licensee of ATI for the use in the agriculture industry to analyze complex chemical compounds found in organic plant material and extracts, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with the initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. AgLAB continues to conduct field trials demonstrating that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. The AgLAB 1000-D2™ uses the Maximum Value Process solution (“MVP”) to analyze samples in real-time and assist the equipment operator determining the ideal settings required to maximize yields.

BreathTech Corporation

BreathTech Corporation (“BreathTech”), an exclusive licensee of ATI for use in breath analysis applications, is developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have compromised condition including but not limited to a bacterial or viral infection. The Company believes that new tools to quickly identify the presence of a VOC metabolite could play an important role in detecting and containing airborne diseases.

Pro-Control, Inc.

On December 12, 2023, we announced the formation of our new wholly-owned subsidiary, Pro-Control, Inc. (“Pro-Control”), and ATI’s entry into an exclusive license with Pro-Control to utilize our AMS Technology for industrial process control applications involving chemical distillation outside of the agriculture industry. Pro-Control uses advanced mass spectrometer instrumentation to monitor and control the production and operations of manufacturing processes using real-time, in-process samples. Pro-Control provides the vital spectral qualitative and quantitative data needed to control the production parameters (temperatures, flow, speed, pressure) while significantly improving efficiency.

(2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The preparation of these consolidated financial statements in conformity to U.S. Generally Accepted Accounting Principles (“GAAP”) for the accounts of Astrotech Corporation and all its wholly owned subsidiaries requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.  All intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation and have had no impact on net income or stockholders' equity.

Segment Information

The Company has determined that it does not meet the criteria of Accounting Standards Codification (“ASC”) 280 “Segment Reporting”. Management has concluded that our chief operating decision maker (“CODM”) is our chief executive officer. The Company’s CODM reviews the entire organization’s consolidated results as a whole on a monthly basis to evaluate performance and make resource allocation decisions. Management views the Company’s operations and manages its business as one operating segment.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until assurance of collection. During the fiscal year ended June 30, 2024, the Company had three material customers that comprised substantially all of its $1.7 million in revenue. During the fiscal year ended  June 30, 2023, the Company had four material customers that consisted substantially all of the $750 thousand in revenue.

Revenue from product and services sales are recognized when control of the goods is transferred to the customer which occurs at a point in time typically upon shipment to the customer or completion of the service. This standard applies to all contracts with customers. Warranty obligations associated with the sale of our products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. Warranty expense is included in cost of sales.

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

Practical Expedients. Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities. As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient to omit disclosures regarding remaining performance obligations. In cases where the Company is responsible for shipping after the customer has obtained control of the goods, it has elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation. The Company also applies a practical expedient to expense direct costs of obtaining a contract when incurred because the amortization period would have been one year or less

Product Sales. The Company recognizes revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until the Company has achieved the acceptance criteria unless the customer acceptance criteria are perfunctory or inconsequential. The Company generally offers customers payment terms of 60 days or less.

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

Foreign Currency

The Company’s international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. During fiscal years 2024 and 2023, the Company conducted business in multiple foreign countries.  The Company closely monitors its operations in each country in which it does business and seeks to adopt appropriate strategies that are responsive to changing economic and political environments. The Company currently conducts business in the U.S. dollar and the Euro. Revenues, costs, and expenses are translated at the applicable rate on the date of the transaction. Translation gains and losses, if any, are calculated on accounts receivable or accounts payable outstanding at the rate applicable at the end of the period. The Company includes gains and losses resulting from foreign currency transactions in income, while it excludes those resulting from translation of financial statements from income and includes them as a component of accumulated other comprehensive loss when applicable. Transaction gains and losses, which were included in the Company’s consolidated statements of operations and comprehensive loss, amounted to a loss of approximately $1 thousand for the fiscal year ended June 30, 2024 and $3 thousand for the fiscal year ended  June 30, 2023.

Warranty Provision

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets, whose activity for each of the two fiscal years ended June 30, 2024 and 2023 is summarized in the following table:

(In thousands)	Warranty Provision
Balance as of June 30, 2022	$50
Accruals for new warranties issued	157
Settlements made	(119)
Balance as of June 30, 2023	88
Accruals for new warranties issued	172
Settlements made	(76)
Balance as of June 30, 2024	$184

Research and Development

Research and development costs are expensed as incurred. Research and development costs are used to improve system functionality, streamline and simplify the user experience, and extend our capabilities into customer-defined, application-specific opportunities. Research and development expenses for the fiscal years ended June 30, 2024 and 2023 were $6.8 million and $5.6 million, respectively.

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

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of an allowance for doubtful accounts, if any, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2024 and 2023, there was no allowance for doubtful accounts deemed necessary.

Allowance for Credit Losses on Financial Instruments

In accordance with ASC Topic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments (ASC 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts receivable and deposit, prepayments. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts receivable and deposit, prepayments, and others receivable are written off when deemed uncollectible.   The Company has not incurred credit losses in fiscal years 2024 or 2023.

Inventory

The Company computes inventory cost on a first-in, first-out basis, and inventory is valued at the lower-of-cost or net realizable value. The valuation of inventory also requires the Company to estimate obsolete and excess inventory as well as inventory that is not of saleable quality. The Company provides reserves for discontinued, slow-moving and excess inventory based upon historical demand calculations, forecasted usage, estimated customer requirements and product line updates. As of  June 30, 2024 and 203, inventory reserves were $296 thousand and $333 thousand, respectively.

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

Impairment of Long-Lived Assets

The Company continuously evaluates its long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long lived assets recorded for fiscal years ended June 30, 2024, and 2023. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, available for sale investments, accounts receivable, accounts payable, and accrued liabilities. Management believes the carrying amounts of these assets and liabilities approximates their fair value due to their liquidity. The Company is required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. The Company uses fair value extensively, including in the initial measurement of net assets acquired in a business combination and when accounting for and reporting on certain financial instruments. The Company estimates fair value using an exit price approach, which requires, among other things, that it determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of assets and, for liabilities, assuming the risk of non-performance will be the same before and after the transfer. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending

•Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

•Cost approach, which is based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

•Income approach, which is based on the present value of the future stream of net cash flows

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

Leases

The Company determines, at the inception of an arrangement, whether the arrangement is or contains a lease, based on the unique facts and circumstances present. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain, at inception, that the Company will exercise that option. The interest rate implicit in lease contracts is typically not readily determinable; accordingly, the Company uses its incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, based upon the information available at the commencement date. The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in determining its ROU assets. The Company’s operating leases are reflected in the operating lease, right-of-use assets; lease liabilities, current; and lease liabilities, non-current in its consolidated balance sheets.

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

Stock-Based Compensation

The Company grants restricted stock awards, and stock options to certain directors, officers, and employees. The fair value of restricted stock awards is the market price of the Company’s common stock as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of stock option awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs.

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. The Company records share-based compensation for service-based restricted stock awards and stock options on a straight-line basis over the requisite service period of the entire award. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation expense is reflected in personnel costs in the consolidated. statements of comprehensive income.

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

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity. During fiscal year 2023, Astrotech repurchased from the open market $119 thousand in treasury stock now held by the Company.  There were no new additional purchases in fiscal year 2024.

Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. The standard will become effective for the Company for financial statements periods beginning after December 15, 2022.  The adoption of this on July 1, 2023 did not have a material impact on its financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. We are assessing the impact of this guidance on our disclosures.

In  August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. For smaller reporting companies ASU 2020-06 is effective for fiscal years beginning after  December 15, 2023, including interim periods within those fiscal years. The Company does not expect its application to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company expects to enhance annual segment reporting disclosures based on new requirements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated financial statements.

(3) Investments

The following tables summarize gains and losses related to the Company’s investments:

	June 30, 2024
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$15,276	$—	$(850)	$14,426
ETFs - Corporate & Government Debt	7,375	—	(327)	7,048
Total	$22,651	$—	$(1,177)	$21,474

	June 30, 2023
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$19,990	$—	$(1,025)	$18,965
ETFs - Corporate & Government Debt	7,376	—	(418)	6,958
Time Deposits	2,006	—	(10)	1,996
Total	$29,372	$—	$(1,453)	$27,919

We have certain financial instruments on our consolidated balance sheets related to interest-bearing time deposits. Time deposits with maturities of less than 90 days, if any, from the purchase date are included in “Cash and Cash Equivalents.” Time deposits with maturities from 91-360 days, if any, are included in “Short-term investments.” Time deposits with maturities of more than 360 days, if any, are included in “Long-term investments.” As of June 30, 2024 and June 30, 2023, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see Note 7.

The following table presents the carrying amounts of certain financial instruments as of June 30, 2024 and June 30, 2023:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Money Market Funds
Mutual Funds - Corporate & Government Debt	$14,426	$18,965	$—	$—
ETFs - Corporate & Government Debt	7,048	6,958	—	—
Time deposits
Maturities from 1-90 days	—	—	—	—
Maturities from 91-360 days	—	1,996	—	—
Total	$21,474	$27,919	$—	$—

(4) Leases

On April 27, 2021, Astrotech entered into a lease for a research and development facility of approximately 5,960 square feet in Austin, Texas (the “R&D facility”) that includes a laboratory, a small production shop, and offices for staff. The lease commenced on June 1, 2021, and had a lease term of 36 months. On November 11, 2022, the Company signed a lease extension agreement for the R&D facility, extending the term of the lease through April 30, 2025. The Company’s total contractual base rent obligation for the eleven-month extension is approximately $95 thousand.

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgment is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization expense for financed lease assets for the years ended June 30, 2024 and 2023, totaled $124 thousand and $101 thousand, respectively.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Consolidated Balance Sheet	June 30, 2024	June 30, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets, net	$119	$262
Financing lease assets	Property and equipment, net	366	484
Total lease assets		$485	$746

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$138	$148
Financing lease obligations	Lease liabilities, current	89	168
Non-current:
Operating lease obligations	Lease liabilities, non-current	—	130
Financing lease obligations	Lease liabilities, non-current	73	161
Total lease liabilities		$300	$607

Future minimum lease payments as of June 30, 2024, under non-cancelable leases are as follows (in thousands):

For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2025	$142	$94	$236
2026	—	27	27
2027	—	27	27
2028	—	25	25
2029	—	—	—
Thereafter	—	—	—
Total lease obligations	142	173	315
Imputed interest	(4)	(11)	(15)
Present value of net minimum lease obligations	138	162	300
Lease liabilities - current	(138)	(89)	(227)
Lease liabilities - non-current	$—	$73	$73

Other information as of June 30, 2024, is as follows:

Weighted-average remaining lease term (years):
Operating leases	0.8
Financing leases	2.6
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	5.4%

Cash payments for operating leases for the years ended June 30, 2024 and 2023,  totaled $166 thousand and $130 thousand, respectively. Cash payments for financing leases for the years ended June 30, 2024 and 2023, totaled $181 thousand and $157 thousand, respectively.

(5) Property and Equipment, net

As of June 30, 2024 and 2023, property and equipment, net consisted of the following:

	June 30,
(In thousands)	2024	2023
Furniture, fixtures, equipment & leasehold improvements	$3,613	$2,805
Software	881	217
Capital improvements in progress	1	649
Gross property and equipment	4,495	3,671
Accumulated depreciation	(1,732)	(1,001)
Property and equipment, net	$2,763	$2,670

Total depreciation and amortization expense of property and equipment was $731 thousand for the year ended June 30, 2024 and $366 thousand for the year ended  June 30, 2023. Depreciation and amortization expense includes finance lease right-of-use asset amortization of $124 thousand and $101 thousand for the years ended June 30, 2024 and 2023, respectively.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2024, and  June 30, 2023:

	June 30, 2024
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Short-Term Investments
Mutual Funds - Corporate & Government Debt	$14,426	$14,426	$—	$—	$14,426
ETFs - Corporate & Government Debt	7,048	7,048	—	—	7,048
Time Deposits: 91-360 days	—	—	—		—
Total Available-for-Sale Investments	$21,474	$21,474	$—	$—	$21,474

	June 30, 2023
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Short-Term Investments
Mutual Funds - Corporate & Government Debt	$18,965	$18,965	$—	$—	$18,965
ETFs - Corporate & Government Debt	6,958	6,958	—	—	6,958
Time Deposits	1,996	—	1,996	—	1,996
Total Available-for-Sale Investments	$27,919	$25,923	$1,996	$—	$27,919

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

(8) Stockholders’ Equity

Common Stock

On November 22, 2022, the Company filed a third amendment (the “Amendment”) to the Company’s Certificate of Incorporation (as amended, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect a 1-for-30 stock split of all of the Company’s issued and outstanding shares of Common Stock. The Amendment provided that, at the effective time of the Reverse Stock Split, every 30 shares of the Company’s issued and outstanding Common Stock were automatically combined into one validly issued, fully paid and non-assessable share of Common Stock, without effecting a change to the par value per share. The Reverse Stock Split affected all shares of the Company’s Common Stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of Common Stock available for issuance under the Company’s equity incentive plans. In addition, the Reverse Stock Split effected a reduction in the number of shares of Common Stock issuable upon the exercise of stock options and warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in exercise price per share. The Reverse Stock Split also triggered a proportionate adjustment to the number of shares of Common Stock issuable upon the conversion of our Series D convertible preferred stock, par value of $0.001 per share (“Series D Preferred Shares”). All historical per share data, number of shares outstanding, and other common stock equivalents for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which were issued and outstanding as of June 30, 2024. Series D Preferred Shares are convertible to common stock on a one-to-one basis. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

Share Repurchase Program

On November 9, 2022, the Company’s Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 million of the Company’s common stock beginning November 17, 2022, and continuing through and including November 17, 2023. A previously disclosed, on June 16, 2023, the Company terminated the share repurchase program, effective immediately, in order to comply with Regulation M under the Exchange Act.  The shares could have been repurchased from time to time in the open market or privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, could have been determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s common stock, the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations.

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

Warrants

A summary of the common stock warrant activity for the year ended June 30, 2024 is presented below:

	Shares	Weighted Average Exercise	Aggregate Fair Market Value at Issuance	Weighted Average Remaining Contractual Life
	(In thousands)	Price	(In thousands)	(in years)
Outstanding at June 30, 2022	80	$72.10	$3,747	3.60
Issued	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—
Outstanding at June 30, 2023	80	$72.10	$3,747	2.60
Issued	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—
Outstanding at June 30, 2024	80	$72.10	$3,747	1.60

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying
				Warrants
				(In thousands)
				For the period ended June 30,
Issue Date	Classification	Exercise Price	Expiration Date	2024	2023
March 26, 2020	Equity	$187.50	March 25, 2025	1	1
March 30, 2020	Equity	$140.63	March 27, 2025	2	2
October 23, 2020	Equity	$86.25	October 21, 2025	15	15
October 28, 2020	Equity	$80.63	October 28, 2025	6	6
February 16, 2021	Equity	$121.88	February 11, 2026	6	6
April 12, 2021	Equity	$56.25	April 7, 2026	50	50
Total Outstanding				80	80

(9) Business Risk and Credit Risk Concentration Involving Cash

For the fiscal year ended June 30, 2024, the Company had three customers that substantially comprised all of the Company’s revenue. For the fiscal year ended  June 30, 2023, the Company had four customers that substantially comprised all of the Company’s revenue.  Additionally, the material amount of the company's receivables was compromised by one company for the fiscal year ended June 30, 2024, and two companies for the fiscal year ended  June 30, 2023.

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

(10) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2024 and 2023, was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at June 30, 2022	34,284	$40.50
Granted	6,962	12.47
Exercised	—	—
Canceled or expired	(3,080)	139.29
Outstanding at June 30, 2023	38,166	$27.34
Granted	131,840	10.01
Exercised	—	—
Canceled or expired	(13,378)	10.70
Outstanding at June 30, 2024	156,628	$14.18

The aggregate intrinsic value of options exercisable at June 30, 2024, was $0 as the fair value of the Company’s common stock is less than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2024, was $3 thousand.

		Options
		Outstanding			Options
		Weighted-			Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of exercise prices		Life (years)	Price		Price
$7.47 – $19.20	154,003	8.25	$11.83	21,379	$18.55
$55.50 – $84.90	418	4.37	61.52	418	61.52
$159.00 – $175.50	2,207	2.86	168.97	2,207	168.97
$7.47 – $175.50	156,628	8.17	$14.18	24,004	$33.13

Compensation costs recognized related to vested stock option awards during the years ended June 30, 2024 and 2023, were $480 thousand and $189 thousand, respectively. At June 30, 2024, there was $973 thousand of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 1.81 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2024 and 2023, was as follows:

		Weighted
		Average
	Shares	Grant-Date
		Fair Value
Outstanding at June 30, 2022	75,873	$39.00
Granted	2,150	11.83
Vested	(26,742)	46.68
Canceled or expired	(610)	60.60
Outstanding at June 30, 2023	50,671	$33.43
Granted	20,000	10.10
Vested	(26,898)	45.50
Canceled or expired	—	—
Outstanding at June 30, 2024	43,773	$15.36

Compensation costs recognized related to vested restricted stock awards during the years ended June 30, 2024 and 2023, were $1.0 million and $1.3 million, respectively. At June 30, 2024, there was $551 thousand of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.50 years.

Stock-based Compensation in Operating Expenses

The Company’s stock-based compensation by category for the years ended  June 30, 2024 and 2023, was as follows:

	Year Ended	Year Ended
(in thousands)	June 30, 2024	June 30, 2023
Selling, Administration and General	$1,364	$1,457
Research & Development	114	41
Total	$1,478	$1,498

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of the grant of stock options. The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The Company recognizes forfeitures as they occur. The assumptions used for the years ended June 30, 2024 and 2023, and the resulting estimates of weighted-average fair value per share of options granted or modified are summarized in the following table:

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023
Expected Dividend Yield	—	—
Expected Volatility	99.85%	104.67%
Risk-Free Interest Rates	4.36%	1.59%
Expected Option Life (in years)	3.5	3.5
Weighted-average grant-date fair value of options awarded	$11.63	$20.22

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

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	For the years ended June 30, 2024 and 2023, the Company used the simplified method of calculating the expected life of the options.

(11) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2024 and 2023, the Company had established a full valuation allowance against all of its net deferred tax assets.

For the fiscal years ended June 30, 2024 and 2023, the Company incurred losses from operations in the amount of $11.7 million and $9.6 million, respectively. The effective tax rate for the fiscal years 2024 and 2023 was 0.01% and 0.00%, respectively. There is no current state tax expense.

FASB ASC 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had unrecognized tax benefit of $604 thousand as of June 30, 2024, all of which has been accounted for as contra deferred tax assets.

For the years ended June 30, 2024 and 2023, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to tax credits and the valuation allowance against its net deferred tax assets.

Income Tax Expense and Effective Tax Rate

The components of income tax benefit/ (expense) from operations are as follows:

	Year Ended June 30,
(In thousands)	2024	2023
Current
Federal	$—	$—
State and local	(2)	—
Total current tax benefit/ (expense)	$(2)	$—
Deferred
Federal	—	—
State and local	—	—
Total deferred tax benefit/ (expense)	$—	$—
Total tax benefit/ (expense)	$(2)	$—

The $2 thousand of current state tax expense in the June 2024 year relates to state minimum taxes.

A reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. Federal statutory rate to the loss before income taxes to the actual amount of income tax benefit recognized follows:

	Year Ended June 30,
(In thousands)	2024	2023
Expected benefit	$2,449	$2,025
State tax expense	(2)	—
Tax credits	251	200
Change in valuation allowance	(2,465)	(1,838)
Stock-based compensation	(271)	(296)
Prior year true-up	43	—
Expiration of net operating loss carryovers	—	(88)
Other permanent items	(7)	(3)
Total income tax benefit/ (expense)	$(2)	$—

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets as of June 30, 2024 and 2023, consist of the following:

	Year Ended June 30,
(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$18,900	$17,920
Tax credit carryforwards	1,800	1,530
Lease liability - current and non-current	63	128
Unrealized loss on securities	247	305
IRC Section 174 R&D Expense Capitalization	2,107	1,061
Accrued expenses and other timing	310	143
Stock-based compensation	63	111
Property and equipment, principally due to differences in depreciation	—	—
Total gross deferred tax assets	$23,490	$21,198
Less — valuation allowance	(23,444)	(21,064)
Net deferred tax assets	$46	$134
Deferred tax liabilities:
Right-of-use assets	$(25)	$(55)
Property and equipment, principally due to differences in depreciation	(21)	(79)
Total gross deferred tax liabilities	(46)	(134)
Net deferred tax assets	$—	$—

The Company files consolidated returns for federal, California, Florida, Oregon and Texas.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2024, the Company provided a full valuation allowance of approximately $23.4 million against its net deferred tax assets.  The valuation allowance increased by approximately $2.4 million for the year ended June 30, 2024.

At June 30, 2024, the Company had net operating loss carryforwards of approximately $88.2 million with approximately $37.8 million ($7.9 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income set to expire between the years of 2024 and 2037. The Company also had net operating loss carryforwards with indefinite lives of approximately $50.4 million ($10.6 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. For net operating losses with indefinite carryforward lives, generated beginning after December 31, 2017, the Tax Cuts and Jobs Act limits the amount of net operating losses to be utilized and deducted by the taxpayer to 80% of the taxpayer’s taxable income. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company has federal research and development income tax credit carryovers of $1.4 million as of June 30, 2024. These credits will expire between the years 2035 and 2044.  The Company also has $25 thousand of California research and development income tax credit carryovers as of June 30, 2024, which credits never expire.

At June 30, 2024, the Company also has accumulated state net operating loss carryforwards of approximately $7.4 million ($0.4 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2026 and 2036. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. At June 30, 2024, the credit amount is $0.5 million ($0.4 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

Uncertain Tax Positions

The Company had unrecognized tax benefits of $604 thousand as of June 30, 2024, all of which have been accounted for as contra deferred tax assets. A roll forward of the beginning and ending amount of unrecognized tax benefits from  July 1, 2022 to June 30, 2024, is as follows:

	Year Ended June 30,
(In thousands)	2024	2023
Fiscal year beginning balance	$486	$400
Additions for tax positions of current period	136	86
Additions for tax positions of prior years	—	—
Decreases for tax positions of prior years	(18)	—
Fiscal year ending balance	$604	$486

The Company recognizes interest and penalties related to income tax matters in income tax expense, as incurred. For the years ended June 30, 2024 and 2023, the Company did not recognize any interest expense for uncertain tax positions.

(12) Net Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method and the if-converted method. Potentially dilutive common shares include outstanding stock options and share-based awards.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share

	Year Ended June 30,
	2024	2023
Numerator:
Net loss	$(11,666)	$(9,642)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,638	1,620
Basic and diluted net loss per common share:
Net loss	$(7.12)	$(5.95)

All unvested restricted stock awards for the years ended June 30, 2024 and 2023, are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 156,628 shares of common stock at exercise prices ranging from $7.47 to $175.50 per share outstanding for the year ended June 30, 2024, and options to purchase 38,166 shares of common stock at exercise prices ranging from $10.38 to $175.50 per share outstanding for the year ended  June 30, 2023, were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(13) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. `For the years ended June 30, 2024 and 2023, the Company made matching contributions of $82 thousand and $59 thousand, respectively, to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2024 and 2023.

(14) Commitments and Contingencies

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

(15) Subsequent Events

Management has determined there are no subsequent events to report through September 20, 2024.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.

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

Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2024.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

Insider Trading Policy

During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

PART III

As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the Company’s definitive proxy statement to be used in connection with its 2024 Annual Meeting of Stockholders and which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended June 30, 2024 (the “2024 Proxy Statement”), in accordance with General Instructions G(3) of Form 10-K.

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of the report:

Financial Statements.

The following consolidated financial statements of Astrotech Corporation and its wholly-owned subsidiaries and related notes, are set forth herein as indicated below.

Page
Report of RBSM LLP, Independent Registered Public Accounting Firm (PCAOB ID: 587)	55
Report of Armanino LLP, Independent Registered Public Accounting Firm (PCAOB ID: 83)	554
Consolidated Balance Sheets	57
Consolidated Statements of Operations and Comprehensive Loss	58
Consolidated Statement of Changes in Stockholders’ Equity	59
Consolidated Statement of Cash Flows	60
Notes to Consolidated Financial Statements	61
Exhibits

Exhibit No.	Description of Exhibit

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

3.4

Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 23, 2022).

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).

3.6

Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K. filed with the Securities and Exchange Commission on December 28, 2017).

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

4.6

Form of Placement Agent's Warrant, issued on October 23, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 23, 2020).

4.7

Form of Placement Agent's Warrant, issued on October 30, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2020).

4.8

Form of Placement Agent's Warrant, dated February 16, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

4.9	Astrotech Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 5, 2021).

4.10	Form of Underwriter Warrant, dated April 12, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 12, 2021).

4.11	Omnibus Amendment to Secured Promissory Notes, dated September 3, 2021, by and between the Company and Thomas B. Pickens III (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021).

4.12	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2022).

4.13	Amendment No. 1 to Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 18, 2023 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).

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

10.8

Joint Development and Option Agreement, dated October 20, 2020 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 20, 2020).

10.9*	First Amendment to Joint Development and Option Agreement, dated April 6, 2022, by and between The Cleveland Clinic Foundation and BreathTech Corporation..

10.10*	Amendment No. 2 to Joint Development and Option Agreement, dated June 21, 2022, by and between The Cleveland Clinic Foundation and BreathTech Corporation..

10.11*	Amendment No. 3 to Joint Development and Option Agreement, dated December 11, 2023, by and between The Cleveland Clinic Foundation and BreathTech Corporation.

10.12	Cash Reserve Agreement, dated October 19, 2020 (incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 20, 2020).

10.13	Letter of Agreement, dated March 24, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 30, 2021).

10.14

Investigator-Initiated Study Agreement, dated March 31, 2021 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 6, 2021).

10.15*	Amendment #1 to Investigator- Initiated Study Agreement, dated March 14, 2023, by and between The Cleveland Clinic Foundation and BreathTech Corporation.

10.16

Acknowledgement, Consent and Affirmation of Guarantors, dated September 3, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021).

10.17

Omnibus Amendment to Security Agreements, dated September 3, 2021, by and among the Company, certain of the Company's subsidiaries and Thomas B. Pickens III (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021).

10.18

Omnibus Amendment to Subsidiary Guarantees, dated September 3, 2021, made by certain of the Company's subsidiaries in favor of Thomas B. Pickens III (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 8, 2021).

10.19	Amendment to Joint Development and Option Agreement, dated June 8, 2022 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

10.20 †	Employment Agreement, effective October 6, 2008 between SPACEHAB, Incorporated and Thomas B. Pickens, III (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 21, 2008).

10.21†	Form of Indemnification Agreement of Astrotech Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 17, 2015).

16.1	Letter dated August 7, 2023 from Armanino LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2023).

21.1 *	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant.

23.1 *	Consent of Armanino LLP.

23.2*	Consent of RBSM LLP.

31.1 *	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 *	Certification of Jaime Hinojosa, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 *	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 *	Certification of Jaime Hinojosa, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97.1*	Astrotech Corporation Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan arrangement.
*	Filed herewith.

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

Date September 20, 2024

By:	/s/ Jaime Hinojosa
Jaime Hinojosa
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: September 20, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chief Executive Officer, Chief Technology Officer,	September 20, 2024
Thomas B. Pickens III	and Chairman of the Board

/s/ Daniel T. Russler, Jr.	Director	September 20, 2024
Daniel T. Russler, Jr.

/s/ Tom Wilkinson	Director	September 20, 2024
Tom Wilkinson

/s/ Jim Becker	Director	September 20, 2024
Jim Becker

/s/ Bob McFarland	Director	September 20, 2024
Bob McFarland

/s/ Jaime Hinojosa	Chief Financial Officer, Treasurer and Secretary	September 20, 2024
Jaime Hinojosa	(Principal Financial and Accounting Officer)