Form 10-Q
period 2024-09-30
ASTROTECH Corp
filed 2024-11-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024 the number of shares of the registrant’s common stock outstanding was: [1,701,729].

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	June 30,
	2024	2024
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$6,518	$10,442
Short-term investments	21,790	21,474
Accounts receivable	91	77
Inventory, net:
Raw materials	2,212	2,038
Work-in-process	177	66
Finished goods	309	370
Prepaid expenses and other current assets	515	261
Total current assets	31,612	34,728
Property and equipment, net	2,724	2,763
Operating lease right-of-use assets, net	83	119
Other assets, net	30	30
Total assets	$34,449	$37,640
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$649	$373
Payroll related accruals	612	1,174
Accrued expenses and other liabilities	717	754
Lease liabilities, current	149	227
Total current liabilities	2,127	2,528
Accrued expenses and other liabilities, net of current portion	194	232
Lease liabilities, net of current portion	67	73
Total liabilities	2,388	2,833
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at September 30, 2024 and June 30, 2024	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at September 30, 2024 and June 30, 2024, respectively; 1,712,045 shares issued at September 30, 2024 and June 30, 2024, respectively; 1,701,729 outstanding at September 30, 2024 and June 30, 2024, respectively	190,643	190,643
Treasury shares, 10,316 at September 30, 2024 and June 30, 2024, respectively	(119)	(119)
Additional paid-in capital	82,696	82,480
Accumulated deficit	(240,298)	(237,020)
Accumulated other comprehensive loss	(861)	(1,177)
Total stockholders’ equity	32,061	34,807
Total liabilities and stockholders’ equity	$34,449	$37,640

Note: The condensed consolidated balance sheet at June 30, 2024, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Revenue	$34	$425
Cost of revenue	25	242
Gross profit	9	183
Operating expenses:
Selling, general and administrative	1,688	1,646
Research and development	1,949	1,872
Total operating expenses	3,637	3,518
Loss from operations	(3,628)	(3,335)
Other income and expense, net	350	423
Loss from operations before income taxes	(3,278)	(2,912)
Income tax expense	—	—
Net loss	$(3,278)	$(2,912)
Weighted average common shares outstanding:
Basic and diluted	1,631	1,631
Basic and diluted net loss per common share:
Net loss per common share	$(2.01)	$(1.79)
Other comprehensive loss, net of tax:
Net loss	$(3,278)	$(2,912)
Available-for-sale securities:
Net unrealized gain (loss)	316	(54)
Total comprehensive loss	$(2,962)	$(2,966)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2024	281	$—	1,702	$190,643	$(119)	$82,480	$(237,020)	$(1,177)	$34,807
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	316	316
Stock-based compensation	—	—	—	—	—	216	—	—	216
Net loss	—	—	—	—	—	—	(3,278)	—	(3,278)
Balance at September 30, 2024	281	$—	1,702	$190,643	$(119)	$82,696	$(240,298)	$(861)	$32,061

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2023	281	$—	1,682	$190,643	$(119)	$81,002	$(225,354)	$(1,453)	$44,719
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation	—	—	—	—	—	364	—	—	364
Issuance of restricted stock	—	—	20	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,912)	—	(2,912)
Balance at September 30, 2023	281	$—	1,702	$190,643	$(119)	$81,366	$(228,266)	$(1,507)	$42,117

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,278)	$(2,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	216	364
Depreciation	232	149
Amortization of operating lease right-of-use assets	36	36
Interest on financing leases	2	4
Changes in assets and liabilities:
Accounts receivable	(14)	(166)
Inventory, net	(224)	(195)
Income tax receivable	—	1
Accounts payable	276	100
Other assets and liabilities	(863)	(394)
Repayment of financing liability in connection with internal-use software	(28)	—
Operating lease liabilities	(41)	(37)
Net cash used in operating activities	(3,686)	(3,050)
Cash flows from investing activities:
Purchases of property and equipment	(193)	(24)
Proceeds from short-term investments	—	2,001
Net cash (used in) provided by investing activities	(193)	1,977
Cash flows from financing activities:
Repayments on finance lease liabilities	(45)	(45)
Net cash used in financing activities	(45)	(45)
Net change in cash and cash equivalents	$(3,924)	$(1,118)
Cash and cash equivalents at beginning of period	10,442	14,208
Cash and cash equivalents at end of period	$6,518	$13,090

Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$4
Income taxes paid	$1	$2

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Information

Business Overview

The terms “Astrotech”, “the Company”, “we”, “us”, or “our” refer to Astrotech Corporation (Nasdaq: ASTC), a Delaware corporation organized in 1984.

Our mission is to expand access to mass spectrometry ("MS") and its use through the deployment of devices designed specifically for the appropriate levels of precision required in high-volume, real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. The Astrotech Mass Spectrometer Technology™ (“AMS Technology”) platform achieves our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS field work, and enabling multiple configurations for sample intake options.

We are commercializing the AMS Technology through application specific, wholly-owned subsidiaries described below.

●	Astrotech Technologies, Inc. (“ATI”) owns and licenses the intellectual property related to the AMS Technology.

●

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives trace detectors ("ETDs") and narcotics trace detectors (“NTDs”) developed for use in security and detection at airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, and law enforcement centers. 1st Detect holds an exclusive AMS Technology license from ATI for narcotics, air passenger and cargo security applications.

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

Principles of Consolidation and Basis of Presentation

The preparation of these consolidated financial statements in conformity to U.S. Generally Accepted Accounting Principles (“GAAP”) for the accounts of Astrotech Corporation and all its wholly-owned subsidiaries requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.  All intercompany transactions have been eliminated in consolidation. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. Certain prior period amounts have been reclassified to conform to the current year presentation or adjusted due to rounding and have had no impact on net income or stockholders' equity.

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

Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. The standard became effective for the Company for financial statements periods beginning after December 15, 2022.  The adoption of ASU 2016-13 on July 1, 2023 did not have a material impact on the Company's financial statements.

In July 2023, the FASB issued ASU No 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” pursuant to SEC Staff Accounting Bulletin No. 120, which adds interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this on July 1, 2024 did not have a material impact on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  The adoption of this on July 1, 2024 did not have a material impact on its financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The adoption of this on July 1, 2024 did not have a material impact on its financial statements.

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

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of September 30, 2024 and  June 30, 2024, respectively:

	September 30, 2024
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$15,276	$—	$(643)	$14,633
ETFs - Corporate & Government Debt	7,375	—	(218)	7,157
Total	$22,651	$—	$(861)	$21,790

	June 30, 2024
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$15,276	$—	$(850)	$14,426
ETFs - Corporate & Government Debt	7,375	—	(327)	7,048
Total	$22,651	$—	$(1,177)	$21,474

As of  September 30, 2024 and June 30, 2024, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 9.

The following table presents the carrying amounts of certain financial instruments as of September 30, 2024 and June 30, 2024, respectively:

	Carrying Value		Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024
Money Market Funds
Mutual Funds - Corporate & Government Debt	$14,633	$14,426	$—	$—
ETFs - Corporate & Government Debt	7,157	7,048	—	—
Total	$21,790	$21,474	$—	$—

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgement is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization expense for financed lease assets totaled $31 thousand for each of three months ended September 30, 2024 and 2023, respectively.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	September 30, 2024	June 30, 2024
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$83	$119
Financing lease assets	Property and equipment, net	$335	366
Total lease assets		$418	$485

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$97	$138
Financing lease obligations	Lease liabilities, current	52	89
Non-current:
Operating lease obligations	Lease liabilities, non-current	—	—
Financing lease obligations	Lease liabilities, non-current	67	73
Total lease liabilities		$216	$300

Future minimum lease payments as of  September 30, 2024 under non-cancellable leases are as follows (in thousands):

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2025	$99	$49	$148
2026	—	27	27
2027	—	27	27
2028	—	25	25
2029	—	—	—
Thereafter	—	—	—
Total lease obligations	99	128	227
Less: imputed interest	(2)	(9)	(11)
Present value of net minimum lease obligations	97	119	216
Less: lease liabilities - current	(97)	(52)	(149)
Lease liabilities - non-current	$—	$67	$67

Other information as of September 30, 2024, is as follows:

Weighted-average remaining lease term (years):
Operating leases	0.6
Financing leases	1.0
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	5.4%

Cash payments for operating leases for the three months ended September 30, 2024, and 2023 totaled $43 thousand and $41 thousand, respectively. Cash payments for financing leases totaled $45 thousand for each of the three months ended September 30, 2024, and 2023, respectively.

(4) Property and Equipment, net

As of September 30, 2024 and June 30, 2024, property and equipment, net consisted of the following, respectively:

(In thousands)	September 30, 2024	June 30, 2024
Furniture, fixtures, equipment & leasehold improvements	$3,807	$3,613
Software	881	881
Capital improvements in progress	—	1
Gross property and equipment	4,688	4,495
Accumulated depreciation and amortization	(1,964)	(1,732)
Property and equipment, net	$2,724	$2,763

Depreciation and amortization expense of property and equipment was $232 thousand and $149 thousand for the three months ended September 30, 2024 and 2023, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $31 thousand for each of the three months ended September 30, 2024 and 2023, respectively.

(5) Warranty Reserve

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets. The warranty reserve balance was $197 thousand and $184 thousand of as  September 30, 2024 and June 30, 2024.

(6) Stockholders’ Equity

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

Common Stock

The Company has issued 1,712,045 shares of common stock and has outstanding shares of common stock of 1,701,729 as of September 30, 2024. Treasury shares of 10,316 are the difference between issued and outstanding shares.

We did not issue common stock during the three months ended September 30, 2024.

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

Warrants

A summary of the common stock warrant activity for the three months ended September 30, 2024, is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2024	80	$72.10	$3,747	1.60
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding September 30, 2024	80	$72.10	$3,747	1.35

(7) Net Loss per Share

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2024	2023
Numerator:
Net loss	$(3,278)	$(2,912)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,631	1,631
Basic and diluted net loss per common share:
Net loss per common share	$(2.01)	$(1.79)

All unvested restricted stock awards and convertible Series D preferred share for the three months ended September 30, 2024 are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 216,911 shares of common stock at exercise prices ranging from $7.47 to $175.50 per share outstanding as of September 30, 2024 were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

(8) Revenue Recognition

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

Practical Expedients. In cases where the Company is responsible for shipping after the customer has obtained control of the goods, the Company has elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation. Additionally, the Company has elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. The Company only considers whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year.

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

(9) Fair Value Measurement

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2024 and  June 30, 2024:

	September 30, 2024
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	14,633	14,633	—	—	14,633
ETFs - Corporate & Government Debt	7,157	7,157	—	—	7,157
Total Available-for-Sale Investments	$21,790	$21,790	$—	$—	$21,790

	June 30, 2024
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	14,426	14,426	—	—	14,426
ETFs - Corporate & Government Debt	7,048	7,048	—	—	7,048
Total Available-for-Sale Investments	$21,474	$21,474	$—	$—	$21,474

The value of available-for-sale securities with Level 1 inputs is based on pricing from third-party pricing vendors, who use quoted prices in active markets for identical assets. The fair value measurements used for time deposits are considered Level 2 and use pricing from third-party pricing vendors who use quoted prices for identical or similar securities in both active and inactive markets.

 The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses and other liabilities at fair value or cost, which approximates fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

As of the unaudited condensed consolidated balance sheets date, certain investment securities are required to be recorded at fair value with the change in fair value during the period being recorded as an unrealized gain or loss.

(10) Business Risk and Credit Risk Concentration Involving Cash

The Company had one customer that materially comprised all of the Company's revenue for the three months ended September 30, 2024.  For the three months ended September 30, 2023, the Company had two customers that materially comprised all of the Company's revenue.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (the "FDIC"). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Stock-Based Compensation

Stock Option Activity Summary

The Company’s stock option activity for the three months ended September 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2024	156,628	$14.18
Granted	66,210	11.10
Exercised	—	—
Canceled or expired	(5,927)	9.39
Outstanding at September 30, 2024	216,911	$13.37

The aggregate intrinsic value of options exercisable at September 30, 2024 was $0, as the fair value of the Company’s common stock is less than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at  September 30, 2024 was $1 thousand.

The table below details the Company’s stock options outstanding as of September 30, 2024:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$7.47 - 19.20	214,286	9.08	$11.67	54,626	$13.45
$55.50 - 84.90	418	4.11	61.52	418	61.52
$159.00 - 175.50	2,207	2.61	168.97	2,207	168.97
$7.47 - 175.50	216,911	9.00	$13.37	57,251	$19.79

Compensation costs recognized related to stock option awards were $155 thousand and $56 thousand for each of the three months ended September 30, 2024 and 2023, respectively. The remaining stock-based compensation expense of  $1.5 million related to stock options will be recognized over a weighted-average period of 2.32 years.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2024, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	43,773	$15.36
Granted	—	—
Vested	(6,668)	10.10
Canceled or expired	—	—
Outstanding at September 30, 2024	37,105	$16.30

Stock compensation expenses related to restricted stock were $61 thousand and $308 thousand for the three months ended September 30, 2024 and 2023, respectively.  The remaining stock-based compensation expense of $489 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 2.27 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2024 the Company has a valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2024 and 2023, the Company incurred pre-tax losses in the amount of $3.3 million and $2.9 million, respectively. The total effective tax rate was approximately 0% for the three months ended September 30, 2024 and 2023.

For each of the three months ended September 30, 2024 and 2024, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Inflation Reduction Act and the Chips and Science Act were enacted in August 2022.  There is no material impact to the Company from these new tax laws.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $593 thousand of uncertain tax positions as of September 30, 2024, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2001 through present for federal purposes and fiscal years ended 2006 through present for state purposes.

(13) Commitments and Contingencies

The Company is not subject to any litigation at the present time.

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

(14) Subsequent Events

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends,” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

●	The adverse impact of recent inflationary pressures, including significant increases in fuel costs, global economic conditions and events related to these conditions, including the ongoing wars in Ukraine and the middle east region, and the COVID-19 pandemic;

●	Our ability to successfully pursue our business plan and execute our strategy, including our collaboration with Cleveland Clinic;

●	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

●	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2024 Annual Report on Form 10-K (“Form 10-K”), elsewhere in this Quarterly Report on Form 10-Q , or those discussed in other documents we filed with the SEC. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

Since the Tracer 1000 was certified by the European Civil Aviation Conference (“ECAC”) in 2019, our customers have deployed our devices in approximately 30 locations across 14 countries throughout Europe and Asia. We are commercializing the Astrotech Mass Spectrometer Technology™ platform (“AMS Technology”) through application specific, wholly-owned subsidiaries.

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

In order to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries, we obtained ECAC certification. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of September 30, 2024, the Company has deployed the TRACER 1000 in approximately 30 locations in 14 countries throughout Europe and Asia.

In June of 2024, the TSA approved 1st Detect’s TRACER 1000 for the Air Cargo Security Technology List, which advanced the TRACER 1000 to Stage II testing and permits air cargo companies in the United States to use our equipment in their operations. During Stage II testing, the Company is conducting field trials with the TSA. If field trials are successful, the TRACER 1000 will be added to the "qualified" list.

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

Results of Operations

Three months ended September 30, 2024, compared to three months ended September 30, 2023:

Selected consolidated financial data for the quarters ended September 30, 2024, and 2023 is as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Revenue	$34	$425
Cost of revenue	25	242
Gross profit	9	183
Gross margin	26%	43%
Operating expenses:
Selling, general and administrative	1,688	1,646
Research and development	1,949	1,872
Total operating expenses	3,637	3,518
Loss from operations	(3,628)	(3,335)
Other income and expense, net	350	423
Income tax expense	—	—
Net loss	$(3,278)	$(2,912)

Revenue – Total revenue decreased by $391 thousand during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024. In the first quarter of fiscal year 2025 revenue was related to ongoing consumable and recurring maintenance services of the TRACER 1000. In the first quarter of fiscal year 2024, revenue was related to the sales of our TRACER 1000 along with ongoing consumable and recurring maintenance services of the TRACER 1000. The decrease in revenue is the result of not selling devices during the first quarter of fiscal year 2025.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Our costs of revenue include labor, materials, overhead, shipping, and warranty expenses. Cost of revenue decreased by $217 thousand during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024, because of the decrease in device sales. Gross margin decreased by 17% in the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024. The decrease in device sales resulted in a decrease in gross margin.

Operating Expenses – Operating expenses increased $119 thousand, or 3.4%, during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses increased $42 thousand, or 2.6%, during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024 due to increases in marketing and selling activities which were partially offset by a decrease in legal fees and personnel costs.

●

Research and development expenses increased $77 thousand, or 4.1%, during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024, largely driven by increases in personnel count to support the development of our mass spectrometry offering and expenses related to cross-platform improvements to our technology.

Other Income and Expense, net – Other income and expense, net decreased $73 thousand during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024, due to less investments earning interest income.

Income Taxes – Income tax expense had minimal change during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Three Months Ended September 30,
(In thousands)	2024	2023	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(3,686)	$(3,050)	$(636)
Net cash used in investing activities	(193)	1,977	(2,170)
Net cash used in financing activities	(45)	(45)	—
Net change in cash and cash equivalents	$(3,924)	$(1,118)	$(2,806)

Cash and Cash Equivalents

As of September 30, 2024, we held cash and cash equivalents of $6.5 million, and our working capital was approximately $29.5 million. As of June 30, 2024, we had cash and cash equivalents of $10.4 million, and our working capital was approximately $32.2 million. Cash and cash equivalents decreased $3.9 million as of September 30, 2024, compared to June 30, 2024, due to funding our continuing operating expenses.

Operating Activities

Cash used in operating activities increased $636 thousand for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to operating expenses, and increases in executive officers bonuses and other liabilities.

Investing Activities

Cash used in investing activities decreased $2.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to not purchasing short-term time deposit investments. The Company also acquired equipment in the three months ended September 30, 2024 of $0.2 million.

Financing Activities

Cash used in financing activities remained the same for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

We did not have any material off-balance sheet arrangements as of September 30, 2024.

Liquidity

There have been no material updates to our expectations for our short- and long-term liquidity and operating capital requirements since our Annual Report on Form 10-K for the year ended June 30, 2024.

Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three months ended September 30, 2024 and the Company expects that its effective tax rate for the full fiscal year 2025 will be 0%.  Based on the weight of available evidence, including net cumulative losses and expected future losses, the Company has determined that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss (NOL) carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code. Generally, U.S. state laws have laws similar to Internal Revenue Code Section 382. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforward before utilization.

The Company files U.S. federal and state income tax returns.  The Company is not currently subject to any income tax examinations. The Company has net operating loss carryovers dating back to the June 2002 year, which generally allows all tax years to remain open to income tax examinations for all years for which there are loss carryforwards.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $593 thousand of uncertain tax positions as of September 30, 2024, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the risk factors and other cautionary statements described under the heading “Item 1A Risk Factors” included in our Form 10-K for the fiscal year ended June 30, 2024.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).	Exhibit 3.1 to Form 8-K filed on August 1, 2023.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

4.2	Amendment No. 1 to Rights Agreement dated as of December 18, 2023 to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.2 to Form 8-K filed on December 18, 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 13, 2024	/s/ Jaime Hinojosa
Jaime Hinojosa
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)