Form 10-Q
period 2024-12-31
ASTROTECH Corp
filed 2025-02-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 12, 2025, the number of shares of the registrant’s common stock outstanding was: 1,701,729.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	June 30,
	2024	2024
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$3,161	$10,442
Short-term investments	21,531	21,474
Accounts receivable	340	77
Contract Asset	4	—
Inventory, net:
Raw materials	2,121	2,038
Work-in-process	181	66
Finished goods	347	370
Prepaid expenses and other current assets	478	261
Total current assets	28,163	34,728
Property and equipment, net	2,760	2,763
Operating lease right-of-use assets, net	48	119
Other assets, net	30	30
Total assets	$31,001	$37,640
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,032	$373
Payroll related accruals	923	1,174
Accrued expenses and other liabilities	587	754
Lease liabilities, current	81	227
Total current liabilities	2,623	2,528
Accrued expenses and other liabilities, net of current portion	223	232
Lease liabilities, net of current portion	61	73
Total liabilities	2,907	2,833
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at December 31, 2024 and June 30, 2024, respectively	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at December 31, 2024, and June 30, 2024, respectively; 1,712,045 shares issued at December 31, 2024, and June 30, 2024, respectively; 1,701,729 outstanding at December 31, 2024, and June 30, 2024, respectively	190,643	190,643
Treasury shares, 10,316 at December 31, 2024, and June 30, 2024, respectively	(119)	(119)
Additional paid-in capital	82,957	82,480
Accumulated deficit	(244,307)	(237,020)
Accumulated other comprehensive loss	(1,080)	(1,177)
Total stockholders’ equity	28,094	34,807
Total liabilities and stockholders’ equity	$31,001	$37,640

Note: The condensed consolidated balance sheet at June 30, 2024, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the United States generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue	$261	$1,115	$295	$1,540
Cost of revenue	106	583	131	825
Gross profit	155	532	164	715
Operating expenses:
Selling, general and administrative	2,039	2,022	3,727	3,668
Research and development	2,437	1,578	4,386	3,450
Total operating expenses	4,476	3,600	8,113	7,118
Loss from operations	(4,321)	(3,068)	(7,949)	(6,403)
Other income and expense, net	312	427	662	850
Net loss	$(4,009)	$(2,641)	$(7,287)	$(5,553)
Weighted average common shares outstanding:
Basic and diluted	1,638	1,631	1,634	1,631
Basic and diluted net loss per common share:
Net loss per common share	$(2.45)	$(1.62)	$(4.46)	$(3.40)
Other comprehensive loss, net of tax:
Net loss	$(4,009)	$(2,641)	$(7,287)	$(5,553)
Available-for-sale securities:
Net unrealized gain (loss)	(219)	325	97	270
Total comprehensive loss	$(4,228)	$(2,316)	$(7,190)	$(5,283)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2024	281	$—	1,702	$190,643	$(119)	$82,480	$(237,020)	$(1,177)	$34,807
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	316	316
Stock-based compensation	—	—	—	—	—	216	—	—	216
Net loss	—	—	—	—	—	—	(3,278)	—	(3,278)
Balance at September 30, 2024	281	$—	1,702	$190,643	$(119)	$82,696	$(240,298)	$(861)	$32,061
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(219)	(219)
Stock-based compensation	—	—	—	—	—	261	—	—	261
Net loss	—	—	—	—	—	—	(4,009)	—	(4,009)
Balance at December 31, 2024	281	$—	1,702	$190,643	$(119)	$82,957	$(244,307)	$(1,080)	$28,094

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2023	281	$—	1,682	$190,643	$(119)	$81,002	$(225,354)	$(1,453)	$44,719
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation	—	—	—	—	—	364	—	—	364
Issuance of restricted stock	—	—	20	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,912)	—	(2,912)
Balance at September 30, 2023	281	$—	1,702	$190,643	$(119)	$81,366	$(228,266)	$(1,507)	$42,117
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	325	325
Stock-based compensation	—	—	—	—	—	473	—	—	473
Net loss	—	—	—	—	—	—	(2,641)	—	(2,641)
Balance at December 31, 2023	281	$—	1,702	$190,643	$(119)	$81,839	$(230,907)	$(1,182)	$40,274

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,287)	$(5,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	477	837
Depreciation	471	301
Amortization of operating lease right-of-use assets	71	72
Interest on financing leases	3	8
Loss on disposal of asset	97	—
Changes in assets and liabilities:
Accounts receivable	(263)	(69)
Contract asset	(4)	—
Inventory, net	(175)	(69)
Income tax payable	—	1
Accounts payable	659	20
Other assets and liabilities	(648)	(324)
Repayment of financing liability in connection with internal-use software	(49)	—
Operating lease liabilities	(82)	(74)
Net cash used in operating activities	(6,730)	(4,850)
Cash flows from investing activities:
Purchases of property and equipment	(512)	(177)
Proceeds from short-term investments	40	2,005
Net cash (used in) provided by investing activities	(472)	1,828
Cash flows from financing activities:
Repayments on finance lease liabilities	(79)	(90)
Net cash used in financing activities	(79)	(90)
Net change in cash and cash equivalents	$(7,281)	$(3,112)
Cash and cash equivalents at beginning of period	10,442	14,208
Cash and cash equivalents at end of period	$3,161	$11,096

Supplemental disclosures of cash flow information:
Cash paid for interest	$6	$8
Income taxes paid	—	$1

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

We are commercializing the AMS Technology through application specific, wholly owned subsidiaries described below.

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

Principles of Consolidation and Basis of Presentation

The preparation of these consolidated financial statements in conformity to U.S. Generally Accepted Accounting Principles (“GAAP”) for the accounts of Astrotech Corporation and its wholly owned subsidiaries requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.  All intercompany transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 2024, are not necessarily indicative of the results that may be expected for the year ending June 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. Certain prior period amounts have been reclassified to conform to the current year presentation or adjusted due to rounding and have had no impact on net income or stockholders' equity.

Segment Information

The Company has determined that it does not meet the criteria of Accounting Standards Codification (“ASC”) 280 “Segment Reporting”. Management has concluded that our chief operating decision maker (“CODM”) is our chief executive officer. The Company’s CODM reviews the entire organization’s consolidated results as a whole monthly to evaluate performance and make resource allocation decisions. Management views the Company’s operations and manages its business as one operating segment.

Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. The standard became effective for the Company for financial statements periods beginning after December 15, 2022.  The adoption of ASU 2016-13 on July 1, 2023, did not have a material impact on the Company's financial statements.

In July 2023, the FASB issued ASU No 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” pursuant to SEC Staff Accounting Bulletin No. 120, which adds interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information. The effective date of this update is for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this on July 1, 2024, did not have a material impact on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  The adoption of this on July 1, 2024, did not have a material impact on its financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The adoption of this on July 1, 2024, did not have a material impact on its financial statements.

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

In November 2024, the FASB also issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require the disclosure of additional information about specific expense categories in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. For us, annual reporting requirements will be effective for our fiscal year 2028 beginning on July 1, 2027, and interim reporting requirements will be effective beginning with our first quarter of fiscal year 2029. Early adoption is permitted. We are currently evaluating the impact of this amended disclosure guidance.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated financial statements.

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of December 31, 2024, and  June 30, 2024, respectively:

	December 31, 2024
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$15,236	$—	$(779)	$14,457
ETFs - Corporate & Government Debt	7,375	—	(301)	7,074
Total	$22,611	$—	$(1,080)	$21,531

	June 30, 2024
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$15,276	$—	$(850)	$14,426
ETFs - Corporate & Government Debt	7,375	—	(327)	7,048
Total	$22,651	$—	$(1,177)	$21,474

As of  December 31, 2024, and June 30, 2024, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 9.

The following table presents the carrying amounts of certain financial instruments as of December 31, 2024, and June 30, 2024, respectively:

	Carrying Value		Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024
Money Market Funds
Mutual Funds - Corporate & Government Debt	$14,457	$14,426	$—	$—
ETFs - Corporate & Government Debt	7,074	7,048	—	—
Total	$21,531	$21,474	$—	$—

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

On November 22, 2022, Astrotech entered into a sublease agreement for an additional facility directly adjacent to the R&D facility (the “Subleased facility”). The Subleased Facility consists of approximately 3,900 square feet and will provide the space needed as the Company launches its AgLAB products and continues its R&D efforts at ATI and BreathTech. The sublease commenced on December 1, 2022, and has a lease term of 29 months. The Company’s total contractual base rent obligation for the Subleased facility is approximately $156 thousand. The combined R&D facility and the Subleased facility are referred to as the “Donley facilities.”

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgement is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $31 thousand for each of the three months ended December 31, 2024, and 2023, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $63 thousand and $72 thousand for each of the six months ended December 31, 2024, and 2023, respectively.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	December 31, 2024	June 30, 2024
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$48	$119
Financing lease assets	Property and equipment, net	$304	366
Total lease assets		$352	$485

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$56	$138
Financing lease obligations	Lease liabilities, current	25	89
Non-current:
Operating lease obligations	Lease liabilities, non-current	—	—
Financing lease obligations	Lease liabilities, non-current	61	73
Total lease liabilities		$142	$300

Future minimum lease payments as of  December 31, 2024, under non-cancellable leases are as follows (in thousands):

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2025	$57	$15	$72
2026	—	27	27
2027	—	27	27
2028	—	25	25
2029	—	—	—
Thereafter	—	—	—
Total lease obligations	57	94	151
Less: imputed interest	(1)	(8)	(9)
Present value of net minimum lease obligations	56	86	142
Less: lease liabilities - current	(56)	(25)	(81)
Lease liabilities - non-current	$—	$61	$61

Other information as of December 31, 2024, is as follows:

Weighted-average remaining lease term (years):
Operating leases	0.3
Financing leases	2.4
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	6.1%

Cash payments for operating leases for the three months ended December 31, 2024, and 2023 were $43 thousand and $41 thousand, respectively. Cash payments for financing leases for the three months ended December 31, 2024, and 2023, were $33 thousand and $45 thousand respectively.

Cash payments for operating leases for the six months ended December 31, 2024, and 2023 were $85 thousand and $83 thousand, respectively. Cash payments for financing leases for the six months ended December 31, 2024, and 2023, were $79 thousand and $90 thousand respectively.

(4) Property and Equipment, net

As of December 31, 2024, and June 30, 2024, property and equipment, net consisted of the following, respectively:

(In thousands)	December 31, 2024	June 30, 2024
Furniture, fixtures, equipment & leasehold improvements	$3,924	$3,613
Software	984	881
Capital improvements in progress	—	1
Gross property and equipment	4,908	4,495
Accumulated depreciation and amortization	(2,148)	(1,732)
Property and equipment, net	$2,760	$2,763

Depreciation and amortization expense of property and equipment was $239 thousand and $152 thousand for the three months ended December 31, 2024, and 2023, respectively. Depreciation and amortization expense of property and equipment was $471 thousand and $301 thousand for the six months ended December 31, 2024, and 2023, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $63 thousand and $72 thousand for each of the six months ended December 31, 2024, and 2023, respectively.

(5) Warranty Reserve

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The warranty reserve balance was $201 thousand and $184 thousand of as  December 31, 2024, and June 30, 2024, respectively.

(6) Stockholders’ Equity

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which are issued and outstanding as of December 31, 2024. Series D Preferred Shares are convertible to common stock on a one-to-thirty basis. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

Common Stock

The Company has issued 1,712,045 shares of common stock and has outstanding shares of common stock of 1,701,729 as of December 31, 2024. Treasury shares of 10,316 are the difference between issued and outstanding shares.

We did not issue common stock during the six months ended December 31, 2024.

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

On December 18, 2023, the Company entered into Amendment No. 1 to Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent (the "Rights Agent"), which extended the Final Expiration Date (as defined in the Rights Plan) to December 20, 2024, unless the Final Expiration Date is further extended by the Company or the rights subject to the Rights Plan are earlier redeemed or exchanged by the Company in accordance with the terms of the Rights Plan.  All other terms and conditions of the Rights Plan remain unchanged.

On December 12, 2024, the Company entered into Amendment No. 2 to the Rights Agreement between the Company and the Rights Agent (the “Amendment”), which extends the Final Expiration Date  to December 20, 2025, unless the Final Expiration Date is further extended by the Company or the rights subject to the Rights Plan  are earlier redeemed or exchanged by the Company in accordance with the terms of the Rights Plan. All other terms and conditions of the Rights Plan remain unchanged.

Warrants

A summary of the common stock warrant activity for the six months ended December 31, 2024, is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2024	80	$72.10	$3,747	1.60
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding December 31, 2024	80	$72.10	$3,747	1.10

(7) Net Loss per Share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock method and the if-converted method. Potentially dilutive common shares include outstanding stock options and share-based awards.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(4,009)	$(2,641)	$(7,287)	$(5,553)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,638	1,631	1,634	1,631
Basic and diluted net loss per common share:
Net loss per common share	$(2.45)	$(1.62)	$(4.46)	$(3.40)

All unvested restricted stock awards and convertible Series D preferred shares for the six months ended December 31, 2024, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 220,349 shares of common stock at exercise prices ranging from $6.99 to $175.50 per share outstanding as of December 31, 2024, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

Practical Expedients. In cases where the Company is responsible for shipping after the customer has obtained control of the goods, the Company has elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation. Additionally, the Company has elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. The Company only considers whether a customer agreement has a financing component if the period between transfer of goods and services and customer payment is greater than one year.

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

Freight.The Company records shipping and handling fees that it charges to its customers as revenue and related costs as cost of revenue.

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

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations, the standalone selling price is first estimated using the observable price, which is generally a list price net of an applicable discount, or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, the Company will estimate the standalone selling price using information available to it including its market assessment and expected cost, plus margin.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of December 31, 2024, and  June 30, 2024:

	December 31, 2024
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	14,457	14,457	—	—	14,457
ETFs - Corporate & Government Debt	7,074	7,074	—	—	7,074
Total Available-for-Sale Investments	$21,531	$21,531	$—	$—	$21,531

	June 30, 2024
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	14,426	14,426	—	—	14,426
ETFs - Corporate & Government Debt	7,048	7,048	—	—	7,048
Total Available-for-Sale Investments	$21,474	$21,474	$—	$—	$21,474

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

(10) Business Risk and Credit Risk Concentration Involving Cash

The Company had one customer that materially comprised all the Company's revenue for the three and six months ended December 31, 2024.  For the three and six months ended December 31, 2023, the Company had two customers that materially comprised all the Company's revenue.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (the "FDIC"). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(11) Stock-Based Compensation

We have granted equity incentives to employees and directors in the form of stock options and restricted stock awards. The total stock-based compensation expense for all equity incentives was $261 thousand and $473 thousand for the three months ended December 31, 2024, and December 31, 2023, respectively. The total stock-based compensation expense for all equity incentives was $477 thousand and $837 thousand for the six months ended December 31, 2024, and December 31, 2023, respectively.

Stock Options

The Company’s stock option activity for the six months ended December 31, 2024, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2024	156,628	$14.18
Granted	71,210	10.81
Exercised	—	—
Canceled or expired	(7,489)	9.69
Outstanding at December 31, 2024	220,349	$13.24

The aggregate intrinsic value was $0 for all of options exercisable and for all unvested options at December 31, 2024, because the fair value of the Company’s common stock was less than the exercise prices of these options.

The table below details the Company’s stock options outstanding as of December 31, 2024:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$6.99 - 19.20	217,724	8.85	$11.57	55,778	$13.34
$55.50 - 84.90	418	3.86	61.52	418	61.52
$159.00 - 175.50	2,207	2.35	168.97	2,207	168.97
$6.99 - 175.50	220,349	8.78	$13.24	58,403	$19.57

Compensation costs recognized related to stock option awards were $200 thousand and $148 thousand for each of the three months ended December 31, 2024, and 2023, respectively. Compensation costs recognized related to stock option awards were $355 thousand and $204 thousand for each of the six months ended December 31, 2024, and 2023, respectively. The remaining stock-based compensation expense of $1.2 million related to stock options will be recognized over a weighted-average period of 2.13 years.

Restricted Stock

The Company’s restricted stock activity for the six months ended December 31, 2024, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	43,773	$15.36
Granted	—	—
Vested	(6,668)	10.10
Canceled or expired	—	—
Outstanding at December 31, 2024	37,105	$16.30

Stock compensation expenses related to restricted stock were $61 thousand and $325 thousand for the three months ended December 31, 2024, and 2023, respectively. Stock compensation expenses related to restricted stock were $122 thousand and $633 thousand for the six months ended December 31, 2024, and 2023, respectively.  The remaining stock-based compensation expense of $429 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 2.06 years.

(12) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2024, the Company has a valuation allowance against all of its net deferred tax assets.

For the six months ended December 31, 2024, and 2023, the Company incurred pre-tax losses in the amount of $7.3 million and $5.5 million, respectively. The total effective tax rate was approximately 0% for six months ended December 31, 2024, and 2023.

For each of the six months ended December 31, 2024, and 2023, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Inflation Reduction Act and the Chips and Science Act were enacted in August 2022.  There is no material impact to the Company from these new tax laws.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $593 thousand of uncertain tax positions as of December 31, 2024, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

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

From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of several of factors including experience with similar matters, history, precedents, relevant financial and other evidence and facts specific to the matter. Notwithstanding the uncertainty as to the outcome, based upon the information currently available, management does not believe any matters, individually or in aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

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

(14) Subsequent Events

On January 7, 2025, Jaime Hinojosa informed the “Company of his resignation from the positions of Chief Financial Officer, Treasurer and Secretary, effective February 14, 2025. Mr. Hinojosa’s resignation is not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Company entered into a consulting agreement with Mr. Hinojosa on January 21, 2025, effective February 15, 2025, pursuant to which he will provide transition services to the Company on an as needed basis beginning on February 15, 2025 and terminating on June 30, 2025, unless extended.

On January 14, 2025, the Company appointed Ryan Polk as interim Chief Financial Officer, Treasurer and Secretary of the Company, effective as of February 14, 2025.

On January 14, 2025, our wholly owned subsidiary, 1st Detect Corporation, issued a press release announcing that it has been awarded research and development contract 70RSAT24CB0000015 with the U.S. Department of Homeland Security (“DHS”) to research, develop and mature the TRACER 1000 for DHS next generation explosives trace detection.

On January 20, 2025, we entered into an extension of the Donley facilities effective May 1, 2025 and terminating June 30, 2025 with an option to continue the lease on a month-to-month basis. We intend to exit the Donley facilities at the end of the initial term. The monthly rent for the Donley facilities is $14,186 during the initial term.

On January 23, 2025, we announced that 1st Detect received a purchase order for its TRACER 1000™ explosive trace detectors (ETDs) from Intuitive Research and Technology Corporation a TSA contractor. The purchase order is valued at $429 thousand and should be recognized as revenue during fiscal year 2025.

On January 29, 2025, we entered into a new lease agreement for a facility of approximately 17,628 square feet in Austin, Texas (the “Metric facility”). The Metric facility is intended to support and encompass all Austin based functions during the initial term, beginning  August 31, 2025. Our total contractual base rent obligation for the Metric facility is approximately $3.2 million. Our first lease payment will be for  August 2025 and the financial impact of the Metric facility lease will be reflected in our balance sheet on our Quarterly Report on Form 10-Q for the period ended September 30, 2025.

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

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform MS technology originally developed by 1st Detect. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 16 patents granted along with extensive trade secrets. With several diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to four wholly owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in security and detection applications, to AgLAB for use in the agriculture application, to BreathTech for use in breath analysis applications, and to Pro-Control for use in production applications.

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

We obtained European Civil Aviation Conference (“ECAC”) certification in 2019 which allows us to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries. The Company is currently selling the TRACER 1000 to customers who accept ECAC certification.  As of December 31, 2024, the Company has deployed the TRACER 1000 in approximately 30 locations in 14 countries throughout Europe and Asia.

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

On January 14, 2025, our wholly owned subsidiary, 1st Detect Corporation, issued a press release announcing that it has been awarded research and development contract 70RSAT24CB0000015 with the U.S. Department of Homeland Security (“DHS”) to research, develop and mature the TRACER 1000 for DHS next generation explosives trace detection.

.

On January 23, 2025, we announced that 1st Detect received a purchase order for its TRACER 1000™ explosive trace detectors (ETDs) from Intuitive Research and Technology Corporation a TSA contractor. The purchase order is valued at $429 thousand and should be recognized as revenue during fiscal year 2025.

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

In October 2020, we entered into a Joint Development Agreement with The Cleveland Clinic Foundation (“CCF JDA”) to develop a rapid breath test for coronavirus infection or related indicators using BreathTech’s license for the AMS Technology and collection of data through a clinical study. Amendments to the CCF JDA extended the expiration date to April 30, 2025.

In conjunction with the CCF JDA, BreathTech entered into an Investigator-Initiated Study Agreement with The Cleveland Clinic Foundation (“CCF IISA”), effective March 31, 2021, to expand the application of breath analysis by collecting and studying the gaseous portion of exhaled breath for markers of lung and systemic diseases. The pilot study concluded and the CCF IISA terminated in accordance with its terms on February 7, 2025. We believe additional studies will be required to continue exploration of technologies which may provide non-invasive methods of monitoring and studying lung and systemic diseases

While the CCF JDA remains active, we believe the work to commercialize this application of the AMS Technology will require many years and significant investment due to regulatory requirements and have determined to deploy capital instead to our other subsidiaries. We are also exploring how the advancements and knowledge derived from our research on the BreathTech use case can be applied in our other existing and potential new business units.

Pro-Control, Inc.

On December 12, 2023, we announced the formation of our new wholly owned subsidiary, Pro-Control, and ATI’s entry into an exclusive license with Pro-Control to utilize our AMS Technology for industrial process control applications involving chemical distillation outside of the agriculture industry. Pro-Control uses advanced mass spectrometer instrumentation to monitor and control the production and operations of manufacturing processes using real-time, in-process samples. Pro-Control provides the vital spectral qualitative and quantitative data needed to control the production parameters (temperatures, flow, speed, and pressure) while significantly improving efficiency.

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

Results of Operations

Three months ended December 31, 2024, compared to three months ended December 31, 2023:

Selected consolidated financial data for the quarters ended December 31, 2024, and 2023 is as follows:

	Three Months Ended December 31,
(In thousands)	2024	2023
Revenue	$261	$1,115
Cost of revenue	106	583
Gross profit	155	532
Gross margin	59%	48%
Operating expenses:
Selling, general and administrative	2,039	2,022
Research and development	2,437	1,578
Total operating expenses	4,476	3,600
Loss from operations	(4,321)	(3,068)
Other income and expense, net	312	427
Net loss	$(4,009)	$(2,641)

Revenue – Total revenue decreased by $854 thousand during the second quarter of fiscal year 2025, compared to the second quarter of fiscal year 2024. In the second quarter of fiscal year 2025 revenue was related to sales of our TRACER 1000, a government grant and ongoing consumable and recurring maintenance services of the TRACER 1000. In the second quarter of fiscal year 2024, revenue was related to the sales of our TRACER 1000 along with ongoing consumable and recurring maintenance services of the TRACER 1000. The decrease in revenue is the result of selling fewer devices during the second quarter of fiscal year 2025 than sold in the second quarter of fiscal year 2024.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Our costs of revenue include materials, overhead, warranty expenses, shipping, and labor. Cost of revenue decreased by $477 thousand during the second quarter of fiscal year 2025, compared to the second quarter of fiscal year 2024, because of the decrease in device sales. Gross margin increased by 11% in the second quarter of fiscal year 2025, compared to the second quarter of fiscal year 2024. The device sales in fiscal year 2025 had a higher margin compared to the device sales in fiscal year 2024 which resulted in an increase in gross margin. In addition, grant revenue had a minimal cost of revenue and lower costs of revenue due to a sales mix.  These factors resulted in an increase in gross margin.

Operating Expenses – Operating expenses increased $876 thousand, or 24.3%, during the second quarter of fiscal year 2025, compared to the second quarter of fiscal year 2024. Significant changes to operating expenses include the following:

●	Selling, general and administrative expenses remained consistent during the second quarter of fiscal year 2025, compared to the second quarter of fiscal year 2024.

●

Research and development expenses increased $859 thousand, or 54.4%, during the second quarter of fiscal year 2025, compared to the second quarter of fiscal year 2024, largely driven by increased spending on contractors and employees to support the development of our mass spectrometry offering and expenses related to cross-platform improvements to our technology.

Other Income and Expense, net – Other income and expense, net decreased $115 thousand during the second quarter of fiscal year 2025, compared to the second quarter of fiscal year 2024, due to less investments earning interest income.

Six months ended December 31, 2024, compared to six months ended December 31, 2023:

Selected consolidated financial data for the six months ended December 31, 2024, and 2023 is as follows:

	Six Months Ended December 31,
(In thousands)	2024	2023
Revenue	$295	$1,540
Cost of revenue	131	825
Gross profit	164	715
Gross margin	56%	46%
Operating expenses:
Selling, general and administrative	3,727	3,668
Research and development	4,386	3,450
Total operating expenses	8,113	7,118
Loss from operations	(7,949)	(6,403)
Other income and expense, net	662	850
Net loss	$(7,287)	$(5,553)

Revenue – Total revenue decreased by $1.2 million during the six months ended December 31, 2024, compared to the six months ended December 31, 2023. In the six months ended December 31, 2024, revenue was related to sales of our TRACER 1000, a government grant and ongoing consumable and recurring maintenance services of the TRACER 1000. In the six months ended December 31, 2023, revenue was related to the sales of our TRACER 1000 along with ongoing consumable and recurring maintenance services of the TRACER 1000. The decrease in revenue is the result of selling fewer devices during fiscal year 2025 compared to fiscal year 2024.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Our costs of revenue include materials, overhead, warranty expenses, shipping, and labor. Cost of revenue decreased by $694 thousand during six months ended December 31, 2024, compared to the six months ended December 31, 2023, because of the decrease in device sales. Gross margin increased by 10% in the during six months ended December 31, 2024, compared to the six months ended December 31, 2023. The device sales in fiscal year 2025 had a higher margin compared to the device sales in fiscal year 2024.  In addition, grant revenue had a minimal cost of revenue and lower costs of revenue due to a sales mix.  These factors resulted in an increase in gross margin.

Operating Expenses – Operating expenses increased $1 million, or 14.0%, during the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Significant changes to operating expenses include the following:

●	Selling, general and administrative expenses remained consistent during the six months ended December 31, 2024, compared to the six months ended December 31, 2023.

●

Research and development expenses increased $936 thousand, or 27.1%, during the six months ended December 31, 2024, compared to the six months ended December 31, 2023, largely driven by increases in contractors personnel count to support the development of our mass spectrometry offering and expenses related to cross-platform improvements to our technology.

Other Income and Expense, net – Other income and expense, net decreased $188 thousand during the six months ended December 31, 2024, compared to the six months ended December 31, 2023, due to less investments earning interest income.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Six Months Ended December 31,
(In thousands)	2024	2023	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(6,730)	$(4,850)	$(1,880)
Net cash used in investing activities	(472)	1,828	(2,300)
Net cash used in financing activities	(79)	(90)	11
Net change in cash and cash equivalents	$(7,281)	$(3,112)	$(4,169)

Cash and Cash Equivalents

As of December 31, 2024, we held cash and cash equivalents of $3.2 million, and our working capital was approximately $25.5 million. As of June 30, 2024, we had cash and cash equivalents of $10.4 million, and our working capital was approximately $32.2 million. Cash and cash equivalents decreased $7.2 million as of December 31, 2024, compared to June 30, 2024, due to funding our continuing operating expenses.

Operating Activities

Cash used in operating activities increased $1.9 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, due to increased use of cash to fund operating losses and working capital.

Investing Activities

Cash used in investing activities increased $2.3 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, due primarily to not selling short-term time deposit investments.

Financing Activities

Cash used in financing activities was slightly lower for the six months ended December 31, 2024, compared to the six months ended December 31, 2023.

We did not have any material off-balance sheet arrangements as of December 31, 2024.

Liquidity

There have been no material updates to our expectations for our short- and long-term liquidity and operating capital requirements since our Annual Report on Form 10-K for the year ended June 30, 2024.

Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the six months ended December 31, 2024, and the Company expects that its effective tax rate for the full fiscal year 2025 will be 0%.  Based on the weight of available evidence, including net cumulative losses and expected future losses, the Company has determined that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $593 thousand of uncertain tax positions as of December 31, 2024, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

 Income Taxes

There is a $1 thousand provision for state minimum tax expense during the six months ended December 31, 2024. There was $2 thousand provision for state minimum tax expense during the six months ended December 31, 2023.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our manufacturing operations are dependent upon third party suppliers, including single source suppliers, making us vulnerable to external factors such as trade restrictions, supply shortages and price fluctuations, which could harm our business.

We are subject to the risks inherent in the manufacturing of our products, including industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, as well as tariffs and other trade restrictions, global shortages, disruptions in supply chain and loss or impairment of key suppliers, as well as natural disasters and other external factors over which we have no control. Our products contain several critical components, including certain electrical components such as specialized cables and specialized pumps. Some of the suppliers of critical components or materials are single source suppliers. Although we believe there are suitable alternative suppliers for these components, the replacement of existing suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. We do not have supply agreements with certain suppliers of these critical components and materials beyond purchase orders and, although we maintain a safety stock inventory for certain critical components, forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems with these suppliers. Additionally, the U.S. has recently enacted and proposed to enact significant new tariffs on certain goods or countries, and may have new or retaliatory tariffs imposed on the U.S., which could increase the cost of raw materials and components we purchase. There can be no assurance that our supply of components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, loss of any critical component provided by a single source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.

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

The recent change in the U.S.’s approach to international trade may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. We derive a significant portion of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Additionally, the implementation of these or other tariffs may lead to increased costs for our product components, which could impact our ability to maintain competitive pricing in the market. Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).	Exhibit 3.1 to Form 8-K filed on August 1, 2023.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

4.2	Amendment No. 1 to Rights Agreement dated as of December 18, 2023, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.2 to Form 8-K filed on December 18, 2023.

4.3	Amendment No. 2 to Rights Agreement dated as of December 12, 2024, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.3* to Form 8-K filed on December 12, 2024.

10.1 †	Independent Contractor Agreement by and between the Company and Jaime Hinojosa, dated January 21, 2025.	Exhibit 10.1 to Form 8-K filed on January 24, 2025.

10.2 †	Independent Contractor Agreement by and between the Company and Ryan Polk, dated January 22, 2025.	Exhibit 10.3 to Form 8-K filed on January 24, 2025.

10.3 †	Form of Amended and Restated Indemnification Agreement.	Exhibit 10.1 to Form 8-K filed on December 19, 2024.

Exhibit No.	Description	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, has been formatted in Inline XBRL.

†	Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 14, 2025	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)