Form 10-Q
period 2025-03-31
ASTROTECH Corp
filed 2025-05-14
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, the number of shares of the registrant’s common stock outstanding was: 1,693,953.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	June 30,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,812	$10,442
Short-term investments	18,057	21,474
Accounts receivable	516	77
Contract Asset	7	—
Inventory, net:
Raw materials	2,296	2,038
Work-in-process	146	66
Finished goods	310	370
Prepaid expenses and other current assets	431	261
Total current assets	24,575	34,728
Property and equipment, net	2,486	2,763
Intangible asset, net	50	—
Operating lease right-of-use assets, net	35	119
Other assets, net	346	30
Total assets	$27,492	$37,640
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$616	$373
Payroll related accruals	928	1,174
Accrued expenses and other liabilities	882	754
Lease liabilities, current	66	227
Total current liabilities	2,492	2,528
Accrued expenses and other liabilities, net of current portion	193	232
Lease liabilities, net of current portion	55	73
Total liabilities	2,740	2,833
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value (2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at March 31, 2025, and June 30, 2024)	—	—
Common stock, $0.001 par value (250,000,000 shares authorized at March 31, 2025, and June 30, 2024, respectively; 1,704,269 and 1,712,045 shares issued at March 31, 2025, and June 30, 2024, respectively; 1,693,953 and 1,701,729 shares outstanding at March 31, 2025, and June 30, 2024, respectively)	190,643	190,643
Treasury shares (10,316 shares at March 31, 2025, and June 30, 2024)	(119)	(119)
Additional paid-in capital	83,109	82,480
Accumulated deficit	(247,940)	(237,020)
Accumulated other comprehensive loss	(941)	(1,177)
Total stockholders’ equity	24,752	34,807
Total liabilities and stockholders’ equity	$27,492	$37,640

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue	$534	$50	$829	$1,590
Cost of revenue	297	42	428	867
Gross profit	237	8	401	723
Operating expenses:
Selling, general and administrative	2,115	1,833	5,842	5,501
Research and development	1,989	1,708	6,375	5,158
Total operating expenses	4,104	3,541	12,217	10,659
Loss from operations	(3,867)	(3,533)	(11,816)	(9,936)
Other income and expense, net	234	379	896	1,229
Net loss	$(3,633)	$(3,154)	$(10,920)	$(8,707)
Weighted average common shares outstanding:
Basic and diluted	1,665	1,633	1,663	1,632
Basic and diluted net loss per common share:
Net loss per common share	$(2.18)	$(1.93)	$(6.57)	$(5.34)
Other comprehensive loss, net of tax:
Net loss	$(3,633)	$(3,154)	$(10,920)	$(8,707)
Available-for-sale securities:
Net unrealized gain	139	13	236	284
Total comprehensive loss	$(3,494)	$(3,141)	$(10,684)	$(8,423)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2024	281	$—	1,702	$190,643	$(119)	$82,480	$(237,020)	$(1,177)	$34,807
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	316	316
Stock-based compensation	—	—	—	—	—	216	—	—	216
Net loss	—	—	—	—	—	—	(3,278)	—	(3,278)
Balance at September 30, 2024	281	$—	1,702	$190,643	$(119)	$82,696	$(240,298)	$(861)	$32,061
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(219)	(219)
Stock-based compensation	—	—	—	—	—	261	—	—	261
Net loss	—	—	—	—	—	—	(4,009)	—	(4,009)
Balance at December 31, 2024	281	$—	1,702	$190,643	$(119)	$82,957	$(244,307)	$(1,080)	$28,094
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	139	139
Stock-based compensation	—	—	—	—	—	152	—	—	152
Cancellation of restricted stock	—	—	(8)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,633)	—	(3,633)
Balance at March 31, 2025	281	$—	1,694	$190,643	$(119)	$83,109	$(247,940)	$(941)	$24,752

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2023	281	$—	1,682	$190,643	$(119)	$81,002	$(225,354)	$(1,453)	$44,719
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation	—	—	—	—	—	364	—	—	364
Issuance of restricted stock	—	—	20	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,912)	—	(2,912)
Balance at September 30, 2023	281	$—	1,702	$190,643	$(119)	$81,366	$(228,266)	$(1,507)	$42,117
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	325	325
Stock-based compensation	—	—	—	—	—	473	—	—	473
Net loss	—	—	—	—	—	—	(2,641)	—	(2,641)
Balance at December 31, 2023	281	$—	1,702	$190,643	$(119)	$81,839	$(230,907)	$(1,182)	$40,274
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	13	13
Stock-based compensation	—	—	—	—	—	438	—	—	438
Net loss	—	—	—	—	—	—	(3,154)	—	(3,154)
Balance at March 31, 2024	281	$—	1,702	$190,643	$(119)	$82,277	$(234,061)	$(1,169)	$37,571

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,920)	$(8,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	629	1,275
Depreciation and amortization	718	507
Amortization of operating lease right-of-use assets	107	107
Interest on financing leases	4	10
Loss on disposal of asset	97	—
Changes in assets and liabilities:
Accounts receivable	(439)	24
Contract asset	(7)	—
Inventory, net	(278)	(349)
Income tax payable	—	1
Accounts payable	243	66
Other assets and liabilities	(627)	(13)
Operating lease liabilities	(118)	(113)
Net cash used in operating activities	(10,591)	(7,192)
Cash flows from investing activities:
Purchases of property and equipment	(485)	(353)
Purchases of intangible assets	(50)	—
Proceeds from short-term investments	3,653	2,005
Net cash provided by investing activities	3,118	1,652
Cash flows from financing activities:
Repayment of financing liability in connection with internal-use software	(70)	(45)
Repayments on finance lease liabilities	(87)	(136)
Net cash used in financing activities	(157)	(181)
Net change in cash and cash equivalents	$(7,630)	$(5,721)
Cash and cash equivalents at beginning of period	10,442	14,208
Cash and cash equivalents at end of period	$2,812	$8,487

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$21
Income taxes paid	$—	$2
Non-cash financing activities:
Finance lease expenditures incurred but not paid for as of the end of the period	$21	$—

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

●

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives trace detectors ("ETDs") and narcotics trace detectors (“NTDs”) developed for use in security and detection at airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, and law enforcement centers. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications as well as narcotics detection.

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

●

EN-SCAN, Inc. (“EN-SCAN”) is developing advanced environmental testing and monitoring solutions, integrating gas chromatography and mass spectrometry technology in rugged, portable designs.  EN-SCAN’s products are expected to support industrial, environmental, and regulatory applications, helping organizations meet compliance requirements and environmental safety. EN-SCAN will use proprietary ATi Gas Chromatograph and AMS Technology license from ATI for instant feedback to accurately detect soil, water, and air contamination source location and migration.

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements of Astrotech Corporation and Subsidiaries (collectively the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three and nine months ended March 31, 2025, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending June 30, 2025 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC.

Segment Information

The Company has determined that it does not meet the criteria of Accounting Standards Codification (“ASC”) 280 “Segment Reporting”. Operating segments are identified as components of an enterprise about which separate discrete financial information is evaluated by the chief operating decision maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and assessing performance. Our CODM is our chief executive officer. We have chosen to organize the Company based on the type of products sold. We have one operating segment which is “Mass Spectrometry Equipment”. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has concluded that our mass spectrometry products compete in similar economic markets and similar circumstances. All the Company’s assets are in the United States. We sell our products both domestically and internationally.

Accounting Pronouncements

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

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of March 31, 2025, and  June 30, 2024, respectively:

	March 31, 2025
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$11,623	$—	$(693)	$10,930
ETFs - Corporate & Government Debt	7,375	—	(248)	7,127
Total	$18,998	$—	$(941)	$18,057

	June 30, 2024
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$15,276	$—	$(850)	$14,426
ETFs - Corporate & Government Debt	7,375	—	(327)	7,048
Total	$22,651	$—	$(1,177)	$21,474

As of  March 31, 2025, and June 30, 2024, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 9.

The following table presents the carrying amounts of certain financial instruments as of March 31, 2025, and June 30, 2024, respectively:

	Carrying Value		Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024
Money Market Funds
Mutual Funds - Corporate & Government Debt	$10,930	$14,426	$—	$—
ETFs - Corporate & Government Debt	7,127	7,048	—	—
Total	$18,057	$21,474	$—	$—

(3) Leases

On April 27, 2021, Astrotech entered into a lease for a research and development facility of approximately 5,960 square feet in Austin, Texas (the “R&D Facility”) that includes a laboratory, a small production shop, and offices for staff, although many of the Company’s employees continue to work remotely. The lease commenced on June 1, 2021, and had a lease term of 36 months. On November 11, 2022, the Company signed a lease extension agreement for the R&D Facility, extending the term of the lease through April 30, 2025. On January 20, 2025, entered into the Donley Facilities Lease Extension as further described below.

On November 22, 2022, Astrotech entered into a sublease agreement for an additional facility directly adjacent to the R&D facility (the “Subleased Facility”). The Subleased Facility consists of approximately 3,900 square feet and provides the space needed for the Company to launch its AgLAB products and continues its R&D efforts at ATI and BreathTech. The sublease commenced on December 1, 2022, and had a lease term of 29 months through April 30, 2025. On January 20, 2025, entered into the Donley Facilities Lease Extension as further described below.

The R&D Facility and the Subleased Facility are collectively referred to herein as the “Donley Facilities.” On January 20, 2025, the Company entered into a lease extension to extend the terms of the leases associated with the Donley Facilities effective May 1, 2025, and terminating June 30, 2025 (“Donley Facilities Lease Extension”), with an option to continue the lease on a month-to-month basis. Astrotech expects to continue renewing the lease after June 30, 2025. The monthly rent for the Donley Facilities will be $14,186 during the initial extension period.

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgement is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $7 thousand and $31 thousand for each of the three months ended March 31, 2025, and 2024, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $69 thousand and $94 thousand for each of the nine months ended March 31, 2025, and 2024, respectively.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	March 31, 2025	June 30, 2024
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$35	$119
Financing lease assets	Property and equipment, net	85	366
Total lease assets		$120	$485

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$43	$138
Financing lease obligations	Lease liabilities, current	23	89
Non-current:
Operating lease obligations	Lease liabilities, non-current	—	—
Financing lease obligations	Lease liabilities, non-current	55	73
Total lease liabilities		$121	$300

Future minimum lease payments as of  March 31, 2025, under non-cancellable leases are as follows (in thousands):

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2025	$43	$7	$50
2026	—	27	27
2027	—	27	27
2028	—	25	25
Total lease obligations	43	86	129
Less: imputed interest	—	(8)	(8)
Present value of net minimum lease obligations	43	78	121
Less: lease liabilities - current	(43)	(23)	(66)
Lease liabilities - non-current	$—	$55	$55

Other information as of March 31, 2025, is as follows:

Weighted-average remaining lease term (years):
Operating leases	0.3
Financing leases	3.3
Weighted-average discount rate:
Operating leases	6.1%
Financing leases	6.1%

Cash payments for operating leases for the three months ended March 31, 2025, and 2024 were $43 thousand and $41 thousand, respectively. Cash payments for financing leases for the three months ended March 31, 2025, and 2024, were $9 thousand and $45 thousand respectively.

Cash payments for operating leases for the nine months ended March 31, 2025, and 2024 were $128 thousand and $124 thousand, respectively. Cash payments for financing leases for the nine months ended March 31, 2025, and 2024, were $87 thousand and $136 thousand respectively.

(4) Property and Equipment, net

As of March 31, 2025, and June 30, 2024, property and equipment, net consisted of the following, respectively:

(In thousands)	March 31, 2025	June 30, 2024
Furniture, fixtures, equipment & leasehold improvements	$3,939	$3,613
Software	943	881
Capital improvements in progress	—	1
Gross property and equipment	4,882	4,495
Accumulated depreciation and amortization	(2,396)	(1,732)
Property and equipment, net	$2,486	$2,763

Depreciation and amortization expense of property and equipment was $247 thousand and $206 thousand for the three months ended March 31, 2025, and 2024, respectively. Depreciation and amortization expense of property and equipment was $718 thousand and $507 thousand for the nine months ended March 31, 2025, and 2024, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $69 thousand and $94 thousand for each of the nine months ended March 31, 2025, and 2024, respectively.

(5)  Intangible Assets, net

As of March 31, 2025, and June 30, 2024, intangible assets, net consisted of the following, respectively:

(In thousands)	March 31, 2025	June 30, 2024
Indefinite-life intangible asset	$50	$—
Accumulated amortization	—	—
Intangible Assets, net	$50	$—

The indefinite-life intangible asset consists of a license from a national laboratory for technology used in gas chromatographic products.

(6) Warranty Reserve

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The warranty reserve balance was $212 thousand and $184 thousand of as  March 31, 2025, and June 30, 2024, respectively.

(7) Stockholders’ Equity

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which are issued and outstanding as of March 31, 2025. Series D Preferred Shares are convertible to common stock on a one-to-thirty basis. If the Series D Preferred Shares were converted to common stock, it would result in an additional 9,364 common stock shares issued and outstanding. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

Common Stock

The Company has issued 1,704,269 shares of common stock and has outstanding shares of common stock of 1,693,953 as of March 31, 2025. Treasury shares of 10,316 are the difference between issued and outstanding shares.

We did not issue common stock during the nine months ended March 31, 2025.

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

Warrants

A summary of the common stock warrant activity for the nine months ended March 31, 2025, is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2024	80	$72.10	$3,747	1.60
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	(3)	154.13	(194)	—
Outstanding March 31, 2025	77	$69.04	$3,553	0.88

(8) Net Loss per Share

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(3,633)	$(3,154)	$(10,920)	$(8,707)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,665	1,633	1,663	1,632
Basic and diluted net loss per common share:
Net loss per common share	$(2.18)	$(1.93)	$(6.57)	$(5.34)

All unvested restricted stock awards and convertible Series D preferred shares for the nine months ended March 31, 2025, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 208,748 shares of common stock at exercise prices ranging from $6.04 to $175.50 per share outstanding as of March 31, 2025, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

(9) Revenue Recognition

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

Revenue under long-term government contracts are recorded under the percentage of completion method. Revenue, billable under cost-plus-fixed-fee contracts, is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead allowable under the contract. General and administrative expenses allowable under the terms of contracts are allocated per contract, depending on its direct labor and material proportion to total direct labor and material of all contracts. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. The Company does not generally provide an allowance for returns from our government customers because our customer agreements do not provide for a right of return.

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

(10) Fair Value Measurement

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of March 31, 2025, and  June 30, 2024:

	March 31, 2025
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	10,930	10,930	—	—	10,930
ETFs - Corporate & Government Debt	7,127	7,127	—	—	7,127
Total Available-for-Sale Investments	$18,057	$18,057	$—	$—	$18,057

	June 30, 2024
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	14,426	14,426	—	—	14,426
ETFs - Corporate & Government Debt	7,048	7,048	—	—	7,048
Total Available-for-Sale Investments	$21,474	$21,474	$—	$—	$21,474

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

(11) Business Risk and Credit Risk Concentration Involving Cash

The Company had one customer that materially comprised all the Company's revenue for the three months ended March 31, 2025, and two customers that materially comprised all the Company’s revenue for the nine months ended March 31, 2025. The Company had one customer that materially comprised all the Company’s revenue for the three months ended March 31, 2024, and three customers that materially comprised all the Company's revenue for the nine months ended March 31, 2024.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (the “FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.

(12) Stock-Based Compensation

We have granted equity incentives to employees and directors in the form of stock options and restricted stock awards. The total stock-based compensation expense for all equity incentives was $152 thousand and $438 thousand for the three months ended March 31, 2025, and March 31, 2024, respectively. The total stock-based compensation expense for all equity incentives was $629 thousand and $1.3 million for the nine months ended March 31, 2025, and March 31, 2024, respectively.

Stock Options

The Company’s stock option activity for the nine months ended March 31, 2025, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2024	156,628	$14.18
Granted	86,610	10.07
Exercised	—	—
Canceled or expired	(34,490)	10.45
Outstanding at March 31, 2025	208,748	$13.09

The aggregate intrinsic value was $0 for all of options exercisable and for all unvested options at March 31, 2025, because the fair value of the Company’s common stock was less than the exercise prices of these options.

The table below details the Company’s stock options outstanding as of March 31, 2025:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$6.04 - 19.20	206,123	8.67	$11.32	56,830	$13.33
$55.50 - 84.90	418	3.63	61.48	418	61.48
$159.00 - 175.50	2,207	2.11	168.97	2,207	168.97
$6.04 - 175.50	208,748	8.59	$13.09	59,455	$19.39

Compensation costs recognized related to stock option awards were $126 thousand and $134 thousand for each of the three months ended March 31, 2025, and 2024, respectively. Compensation costs recognized related to stock option awards were $480 thousand and $338 thousand for each of the nine months ended March 31, 2025, and 2024, respectively. The remaining stock-based compensation expense of $973 thousand related to stock options will be recognized over a weighted-average period of 2.92 years.

Restricted Stock

The Company’s restricted stock activity for the nine months ended March 31, 2025, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2024	43,773	$15.36
Granted	—	—
Vested	(7,385)	10.27
Canceled or expired	(7,776)	10.97
Outstanding at March 31, 2025	28,612	$17.87

Stock compensation expenses related to restricted stock were $26 thousand and $304 thousand for the three months ended March 31, 2025, and 2024, respectively. Stock compensation expenses related to restricted stock were $149 thousand and $937 thousand for the nine months ended March 31, 2025, and 2024, respectively.  The remaining stock-based compensation expense of $317 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.92 years.

(13) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2025, the Company has a valuation allowance against all of its net deferred tax assets.

For the nine months ended March 31, 2025, and 2024, the Company incurred pre-tax losses in the amount of $10.9 million and $8.7 million, respectively. The total effective tax rate was approximately 0% for nine months ended March 31, 2025, and 2024.

For each of the nine months ended March 31, 2025, and 2024, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $593 thousand of uncertain tax positions as of March 31, 2025, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

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

(15) Subsequent Events

We have assessed our operations through the filing date of this Quarterly Report on Form 10-Q and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our condensed consolidated financial statements for the nine months ended March 31, 2025

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends,” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

●	The adverse impact of recent inflationary pressures, including significant increases in fuel costs, global economic conditions and events related to these conditions, including the ongoing wars in Ukraine and the Middle East;

●	Our ability to successfully pursue our business plan and execute our strategy;

●	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

●	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Considering the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our 2024 Form 10-K, elsewhere in this Quarterly Report on Form 10-Q , or those discussed in other documents we filed with the SEC. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Report.

Business Overview

The terms “Astrotech”, “the Company”, “we”, “us”, or “our” refer to Astrotech Corporation (Nasdaq: ASTC), a Delaware corporation organized in 1984. Our use of “products” and “devices” refer to the TRACER 1000™, BreathTest-1000™, AGLAB 1000™, TRACER 1000™ NTD, and Pro-Control 1000™ along with related accessories and consumables.

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

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform MS technology originally developed by 1st Detect. The AMS Technology has been designed to be less expensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 16 patents granted along with extensive trade secrets. With several diverse market opportunities for our core technology, ATI is structured to license our intellectual property for different fields of use. ATI currently licenses the AMS Technology to our wholly-owned subsidiaries on an exclusive basis, including to 1st Detect for use in security and detection applications, to AgLAB for use in the agriculture application, to BreathTech for use in breath analysis applications to Pro-Control for use in production applications and EN-SCAN, Inc. for use for on-site, real-time air, water and soil analysis.

1st Detect Corporation

1st Detect Corporation (“1st Detect”), a licensee of ATI for security and detection applications, has developed the TRACER 1000™, the world’s first MS based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”) and approved by the Transportation Security Administration (“TSA”) for air cargo. The TRACER 1000 was designed to outperform the ETDs currently used at airports, cargo, other secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We further believes that some IMS-based ETDs have issues with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has an extensive and easily expandable threat library.

We obtained ECAC certification in 2019 which allows us to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries. We currently sell the TRACER 1000 to customers who accept ECAC certification.  As of March 31, 2025, we have the TRACER 1000 in approximately 32 locations in 15 countries throughout the United States of America, Europe and Asia.

In June of 2024, the TSA approved 1st Detect’s TRACER 1000 for the Air Cargo Security Technology List, which advanced the TRACER 1000 to Stage II testing, and permits air cargo companies in the United States to use our equipment in their operations. During Stage II testing, we are conducting field trials with the TSA. If field trials are successful, the TRACER 1000 will be added to the “qualified” list.

We have also started the process to pass TSA checkpoint testing. This process involves Developmental Test and Evaluation in which the Transportation Security Laboratory (“TSL”) will test the TRACER 1000 and work with 1st Detect to ensure its readiness to enter certification testing. The certification test is then completed by the Independent Test & Evaluation department of TSL. For the fiscal year 2023, the U.S. federal government had a budget of over 6,000 ETD units at checkpoint and baggage screening points for which we believe that the TSA would benefit from utilizing our AMS Technology.

We are currently accepting orders for the TRACER 1000 ETD and narcotics trace detector (“NTD”) which are listed in the U.S. General Services Administration (“GSA”) IT Schedule 70 under Contract No. GS-35F-250GA with SRI Group LLC, Special Item Number 334290. The TRACER 1000 ETD and NTD are high-performance laboratory instruments capable of rapid detection of trace levels of explosive and narcotic compounds in seconds. The TRACER 1000 ETD and NTD both provide a ruggedized platform that can be applied across various markets including airports, border security, checkpoint, cargo, and infrastructure security, correctional facilities, military, and law enforcement.

IT Schedule 70 is a long-term contract issued by the GSA to commercial technology vendors that allows sales to the U.S. federal government, one of the largest buyers of goods and services in the world.

On January 14, 2025, our wholly owned subsidiary, 1st Detect Corporation, announced that it has been awarded research and development contract 70RSAT24CB0000015 with the U.S. Department of Homeland Security (“DHS”) to research, develop and mature the TRACER 1000 for DHS next generation explosives trace detection.

On January 23, 2025, we announced that 1st Detect received a purchase order for its TRACER 1000™ ETDs from Intuitive Research and Technology Corporation a TSA contractor. The purchase order was valued at $429 thousand and was recognized as revenue during the three months ended March 31, 2025.

On March 10, 2025, we announced the TRACER 1000 NTD has been configured to screen for a range of synthetic opiates and novel psychoactive substances delivering accuracy and speed to counter the global drug crisis.

We continue to showcase the TRACER 1000 NTD and ETD at trade events in the U.S.

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

Production and processing of hemp and cannabis is a large, worldwide industry. We believe growth in the U.S. and in the worldwide market is likely fed in part by the growing acceptance of medicinal cannabis products and anticipated legislative changes in various jurisdictions worldwide. We also believe this growth is due in part to the passage of the 2018 Farm Bill, which legalized hemp production in the U.S.

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

Management believes the AgLAB 1000-D2™ will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for distillation processors of hemp and cannabis. The use of the AgLAB 1000-D2™ should reduce waste from current distillation practices and result in a significantly improved product. Due in large part to the Company’s proprietary technology, we believe it is the only provider of a mass spectrometry system that gives it a distinct advantage in the industry. Sales efforts for the AgLAB 1000-D2 are currently underway.

 AgLAB announced the presentation of the AgLAB Maximum Value Processing at MJBizCon.  The AgLAB MVP is an innovative process control system proven to increase the potency of ending-weight yields and increase revenue.  The AgLAB MVP process provides real-time data, allowing distillers to adjust parameters to optimize the quality and quantity of each batch of oil.  During our field trials of the AgLAB MVP, we were able to improve ending-weights yields by approximately 15% to 30% depending on application. We believe these ongoing field trials demonstrate the solution can be a valuable tool for cannabis and hemp oil processors worldwide.

On June 13, 2024, AgLAB and SC Laboratories (“SC Labs”) entered into a master lease agreement providing for the joint marketing of the AgLAB 1000-D2™ mass spectrometer and the AgLAB Maximum Value Process™ testing method to SC Labs’ clients.

BreathTech Corporation

BreathTech Corporation (“BreathTech”) is an exclusive licensee of ATI for use in breath analysis applications. In October 2020, we entered into a Joint Development Agreement with The Cleveland Clinic Foundation (“CCF JDA”) to develop a rapid breath test for coronavirus infection or related indicators using BreathTech’s license for the AMS Technology and collection of data through a clinical study. The CCF JDA expired on April 30, 2025.

In conjunction with the CCF JDA, BreathTech entered into an Investigator-Initiated Study Agreement with The Cleveland Clinic Foundation (“CCF IISA”), effective March 31, 2021, to expand the application of breath analysis by collecting and studying the gaseous portion of exhaled breath for markers of lung and systemic diseases. The pilot study concluded and the CCF IISA terminated in accordance with its terms on February 7, 2025. We believe additional studies will be required to continue exploration of technologies which may provide non-invasive methods of monitoring and studying lung and systemic diseases.

We believe commercialization of this application with the AMS Technology will require many years and significant investment due to regulatory requirements and have determined to deploy capital instead to our other subsidiaries. We are also exploring how the advancements and knowledge derived from our research on the BreathTech use case can be applied in our other existing and potential new business units.

EN-SCAN, Inc.

On February 28, 2025, we announced the formation of our new wholly owned subsidiary, EN-SCAN, to manufacture and sell a new line of instruments built for environmental testing using its proprietary ATi Gas Chromatograph ("GC") and AMS Technology for outdoor field work for on-site, real-time air, water, and soil analysis providing instant feedback for accurate contamination source location and migration.  With a focus on real-time monitoring, EN-SCAN is expected to enable organizations to make data-driven decisions while reducing testing costs and time delays.  The EN-SCAN lineup includes EN-SCAN Rugged Lab GC-MS, EN-SCAN Fenceline Monitor, and EN-SCAN Handheld GC.  Each of these three testing solutions are designed for specific applications.

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

Results of Operations

Three months ended March 31, 2025, compared to three months ended March 31, 2024:

Selected consolidated financial data for the three months ended March 31, 2025, and 2024 is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenue	$534	$50
Cost of revenue	297	42
Gross profit	237	8
Gross margin	44%	16%
Operating expenses:
Selling, general and administrative	2,115	1,833
Research and development	1,989	1,708
Total operating expenses	4,104	3,541
Loss from operations	(3,867)	(3,533)
Other income and expense, net	234	379
Net loss	$(3,633)	$(3,154)

Revenue – Total revenue increased by $484 thousand during the third quarter of fiscal year 2025, compared to the third quarter of fiscal year 2024. In the third quarter of fiscal year 2025, revenue was primarily derived from sales of our TRACER 1000, a government grant and ongoing consumable and recurring maintenance services of the TRACER 1000. In the third quarter of fiscal year 2024, revenue was primarily derived from ongoing consumables and recurring maintenance services of the TRACER 1000. The increase in revenue is the result of selling more devices during the third quarter of fiscal year 2025 than were sold in the third quarter of fiscal year 2024.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Our costs of revenue include materials, overhead, warranty expenses, shipping, and labor. Cost of revenue increased by $255 thousand during the third quarter of fiscal year 2025, compared to the third quarter of fiscal year 2024, primarily due to the increase in device sales. Gross margin increased by 28% in the third quarter of fiscal year 2025, compared to the third quarter of fiscal year 2024. The device sales in fiscal year 2025 had a higher margin compared to the device sales in fiscal year 2024 which resulted in an increase in gross margin.

Operating Expenses – Operating expenses increased $563 thousand, or 15.9%, during the third quarter of fiscal year 2025, compared to the third quarter of fiscal year 2024. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses increased $282 thousand or 15.4% during the third quarter of fiscal year 2025, compared to the third quarter of fiscal year 2024 due to an increase in sales consulting and the hiring of additional employees.

●

Research and development expenses increased $281 thousand, or 16.5%, during the third quarter of fiscal year 2025, compared to the third quarter of fiscal year 2024, largely driven by increased spending on contractors and employees to support the development of our mass spectrometry offering and expenses related to cross-platform improvements to our technology.

Other Income and Expense, net – Other income and expense, net decreased $145 thousand during the third quarter of fiscal year 2025, compared to the third quarter of fiscal year 2024, due to less investments earning interest income.

Nine months ended March 31, 2025, compared to nine months ended March 31, 2024:

Selected consolidated financial data for the nine months ended March 31, 2025, and 2024 is as follows:

	Nine Months Ended March 31,
(In thousands)	2025	2024
Revenue	$829	$1,590
Cost of revenue	428	867
Gross profit	401	723
Gross margin	48%	45%
Operating expenses:
Selling, general and administrative	5,842	5,501
Research and development	6,375	5,158
Total operating expenses	12,217	10,659
Loss from operations	(11,816)	(9,936)
Other income and expense, net	896	1,229
Net loss	$(10,920)	$(8,707)

Revenue – Total revenue decreased by $761 thousand during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. In the nine months ended March 31, 2025, revenue was primarily derived from sales of our TRACER 1000, a government grant and ongoing consumable and recurring maintenance services of the TRACER 1000. In the nine months ended March 31, 2024, revenue was primarily derived from sales of our TRACER 1000 along with ongoing consumable and recurring maintenance services of the TRACER 1000. The decrease in revenue is the result of selling fewer devices during fiscal year 2025 compared to fiscal year 2024.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Our costs of revenue include materials, overhead, warranty expenses, shipping, and labor. Cost of revenue decreased by $439 thousand during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, primarily due to a decrease in device sales. Gross margin increased by 3% during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. This increase was primarily due to the device sales in fiscal year 2025 having a higher margin compared to the device sales in fiscal year 2024.  In addition, grant revenue had a minimal cost of revenue and lower costs of revenue due to a sales mix.  These factors resulted in an increase in gross margin.

Operating Expenses – Operating expenses increased $1.6 million, or 14.6%, during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses increased $341 thousand, or 6.2% during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, due to an increase in sales consulting and  the hire of additional employees.

●

Research and development expenses increased $1.2 million, or 23.6%, during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, largely driven by increases in contractors personnel count to support the development of our mass spectrometry offering and expenses related to cross-platform improvements to our technology.

Other Income and Expense, net – Other income and expense, net decreased $333 thousand during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, due to less investments earning interest income.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Nine Months Ended March 31,
(In thousands)	2025	2024	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(10,591)	$(7,192)	$(3,399)
Net cash provided by investing activities	3,118	1,652	1,466
Net cash used in financing activities	(157)	(181)	24
Net change in cash and cash equivalents	$(7,630)	$(5,721)	$(1,909)

Cash and Cash Equivalents

As of March 31, 2025, we held cash and cash equivalents of $2.8 million, and our working capital was approximately $22.1 million. As of June 30, 2024, we had cash and cash equivalents of $10.4 million, and our working capital was approximately $32.2 million. Cash and cash equivalents decreased $7.6 million as of March 31, 2025, compared to June 30, 2024, due to funding our operating losses.

Operating Activities

Cash used in operating activities increased $3.4 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, due to increased use of cash to fund operating losses and working capital.

Investing Activities

Cash provided by investing activities increased $1.5 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, due primarily to selling short-term time deposit investments.

Financing Activities

Cash used in financing activities was slightly lower for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024.

We did not have any material off-balance sheet arrangements as of March 31, 2025.

Liquidity

There have been no material updates to our expectations for our short- and long-term liquidity and operating capital requirements since our 2024 Form 10-K.

Income Taxes

Provision for Income Tax

 The Company’s effective tax rate is 0% for income tax for the nine months ended March 31, 2025, and the Company expects that its effective tax rate for the full fiscal year 2025 will be 0%.  Based on the weight of available evidence, including net cumulative losses and expected future losses, the Company has determined that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $593 thousand of uncertain tax positions as of March 31, 2025, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

 Income Taxes

There is a $1 thousand provision for state minimum tax expense during the nine months ended March 31, 2025. There was $2 thousand provision for income taxes during the nine months ended March 31, 2025.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of several factors including experience with similar matters, history, precedents, relevant financial and other evidence and facts specific to the matter. Notwithstanding the uncertainty as to the outcome, based upon the information currently available, management does not believe any matters, individually or in aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by several factors, many of which are beyond our control, including those set forth in our 2024 Form 10-K and our subsequently filed Form 10-Qs, the occurrence of any one of which could have a material adverse effect on our actual results.

Except as set forth below, there have been no material changes to the risk factors and other cautionary statements described under the heading “Item 1A Risk Factors” included in our 2024 Form 10-K.

Our manufacturing operations are dependent upon third party suppliers, including single source suppliers, making us vulnerable to external factors such as trade restrictions, supply shortages and price fluctuations, which could harm our business.

We are subject to the risks inherent in the manufacturing of our products, including industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, as well as tariffs and other trade restrictions, global shortages, disruptions in supply chain and loss or impairment of key suppliers, as well as natural disasters and other external factors over which we have no control. Our products contain several critical components, including certain electrical components such as specialized cables and specialized pumps. Some of the suppliers of critical components or materials are single source suppliers. Although we believe there are suitable alternative suppliers for these components, the replacement of existing suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. We do not have supply agreements with certain suppliers of these critical components and materials beyond purchase orders and, although we maintain a safety stock inventory for certain critical components, forecasted amounts may be inaccurate and we may experience shortages because of serious supply problems with these suppliers. Additionally, the U.S. has recently enacted and proposed to enact significant new tariffs on certain goods or countries and may have new or retaliatory tariffs imposed on the U.S., which could increase the cost of raw materials and components we purchase. There can be no assurance that our supply of components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, loss of any critical component provided by a single source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.

In addition, several other non-critical components and materials that comprise our products are currently manufactured by a single supplier or a limited number of suppliers. In certain of these cases, we have not yet qualified alternate suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products unless and until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to several risks that could harm our business, including:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).	Exhibit 3.1 to Form 8-K filed on August 1, 2023.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

4.2	Amendment No. 1 to Rights Agreement dated as of December 18, 2023, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.2 to Form 8-K filed on December 18, 2023.

4.3	Amendment No. 2 to Rights Agreement dated as of December 12, 2024, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.3* to Form 8-K filed on December 12, 2024.

10.1 †	Independent Contractor Agreement by and between the Company and Jaime Hinojosa, dated January 21, 2025.	Exhibit 10.1 to Form 8-K filed on January 24, 2025.

10.2 †	Independent Contractor Agreement by and between the Company and Ryan Polk, dated January 22, 2025.	Exhibit 10.3 to Form 8-K filed on January 24, 2025.

Exhibit No.	Description	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

†	Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 14, 2025	/s/ Ryan Polk
Ryan Polk
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)