Form 10-K
period 2025-06-30
ASTROTECH Corp
filed 2025-09-26
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2024, based upon the closing price of such stock on The Nasdaq Capital Market on such date of $6.72, was approximately $10,083,870. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of September 24, 2025, 1,758,953 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be used in connection with its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed with the SEC within 120 days after June 30, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

●	The adverse expectations regarding the global economy, inflation, the potential for recession and geopolitical tensions and any resulting sanctions, or wars;

●	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

●	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

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

Our mission encompasses the advancement of both mass spectrometry and gas chromatography, two powerful analytical techniques that together enable precise detection and identification of chemical compounds across a wide range of high-demand environments.  We aim to expand access to mass spectrometry by simplifying the complexity of operating these devices within real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. We are introducing our new line of products that are ultra-portable, on-site, rugged environmental testing instruments, featuring our proprietary ATi Mass Spectrometer Technology ("MS") and ATi Gas Chromatography Column ("GC") to achieve our mission through simplifying the user interface, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options. The Astrotech Mass Spectrometer Technology™ and ATi Gas Chromatograph Column (GC) platforms achieve our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.

Since the TRACER 1000 was certified by the European Civil Aviation Conference (“ECAC”) in 2019, our customers have deployed our devices in approximately 34 locations 16 countries throughout United States of America, Europe, and Asia.

Our Business Units

Our efforts are focused on commercializing our platform mass spectrometry technology through our wholly-owned subsidiaries:

●	Astrotech Technologies, Inc. (“ATI”) owns and licenses the intellectual property related to the AMS Technology.

●

1st Detect Corporation (“1st Detect”) is a manufacturer of explosive trace detectors ("ETDs") and narcotic trace detectors (“NTDs”) developed for use in security and detection at airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, and law enforcement centers. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications.

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

●

Pro-Control, Inc. ("Pro-Control") is focused on applying the AMS Technology in industrial process control applications. The mass spectrometer and process are designed to test, measure and increase reaction intermediates, purity and percent yields in industrial processes.  Pro-Control holds an exclusive AMS Technology license from ATI for the distillation of chemicals outside of the agriculture industry.

●

EN-SCAN, Inc. (“EN-SCAN”) is developing advanced environmental testing and monitoring solutions, integrating gas chromatography and mass spectrometry technology in rugged, portable designs.  EN-SCAN’s products are expected to support industrial, environmental, and regulatory applications, helping organizations meet compliance requirements and environmental safety. EN-SCAN will use proprietary ATi Gas Chromatograph Column ("GC") and ATi Mass Spectrometer Technology ("MS") for instant feedback to accurately detect soil, water, and air contamination source location and migration.

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform MS technology originally developed by 1st Detect. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 16 patents granted along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to four wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in security and detection applications, to AgLAB for use in the agriculture application, to BreathTech for use in breath analysis applications, Pro-Control for use in production applications, and EN-SCAN for use in industrial and environmental applications.

1st Detect Corporation

1st Detect, a licensee of ATI for security and detection applications, has developed the TRACER 1000™, the world’s first MS based ETD certified by the ECAC and approved by the U.S. Transportation Security Administration ("TSA") for air cargo. The TRACER 1000 was designed to outperform the ETDs currently used at airports, cargo and other secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We further believe that some IMS-based ETDs have issues with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

We obtained ECAC certification in 2019 which allows us to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries. We currently sell the TRACER 1000 to customers who accept ECAC certification.  We are currently selling the TRACER 1000 to customers who accept ECAC certification.  As of June 30, 2025, we have deployed the TRACER 1000 in approximately 34 locations in 16 countries throughout United States of America, Europe and Asia.

In June 2024, the TSA approved 1st Detect's TRACER 1000 for the Air Cargo Security Technology List, which advanced the TRACER 1000 to Stage II testing, and permits air cargo companies in the United States to use our equipment in their operations.  During Stage II testing, we are conducting field trials with the TSA.  If field trials are successful, the TRACER 1000 will be added to the "qualified" list.

We have also commenced the process to pass TSA checkpoint testing.  This process involves Developmental Test and Evaluation in which the Transportation Security Laboratory ("TSL") will test the TRACER 1000 and work with 1st Detect to ensure its readiness to enter certification testing.  The certification test is then completed by the Independent Test & Evaluation department of TSL.  For the fiscal year 2023, the United States federal government had a budget of over 6,000 ETD units at checkpoint and baggage screening points for which we believe that the TSA would benefit from utilizing our AMS Technology.

We are currently accepting orders for the TRACER 1000 ETD and NTD which are listed in the United States General Services Administration ("GSA") IT Schedule 70 under Contract No. GS-35F-250GA with SRI Group LLC, Special Item Number 334290 in April, 2024.  The TRACER 1000 ETD and NTD are high-performance laboratory instruments capable of rapid detection of trace levels of explosive and narcotic compounds in seconds.  The TRACER 1000 ETD and NTD both provide a ruggedized platform that can be applied across various markets including airports, border security, checkpoint, cargo and infrastructure security, correctional facilities, military, and law enforcement.  IT Schedule 70 is a long-term contract issued by the GSA to commercial technology vendors that allows sales to the United States federal government, one of the largest buyers of goods and services in the world.

On January 14, 2025, our wholly owned subsidiary, 1st Detect Corporation, announced that it has been awarded research and development contract 70RSAT24CB0000015 with the United States Department of Homeland Security ("DHS") to research, develop and mature the TRACER 1000 for DHS next generation explosives trace detection.

On March 10, 2025, we announced the launch of the enhanced TRACER 1000 Narcotic Trace Detector ("TRACER 1000 NTD").  This innovative mobilized mass spectrometer is specifically configured to screen for the full range of synthetic opiates and novel psychoactive substances ("NPS") delivering accuracy and speed to counter the global drug crisis.

In April 2025, Astrotech received a $429,000 purchase order for TRACER 1000™ explosive trace detectors ("ETDs") from Intuitive Research and Technology, a TSA approved contractor.  In April 2025, we fulfilled the purchase order and sold six TRACER 1000 explosive detectors to Intuitive Research and Technology Corporation.  This is the first TSA-approved sale of our TRACER 1000 ETD, which utilizes mass spectrometry technology, known for its accuracy and low false alarm rate.

On June 12, 2025, we sold the first sale and deployment of the TRACER 1000 Narcotic Trace Detector in Vietnam, by way of its subsidiary 1st Detect.  This milestone marked a significant step in expanding the 1st Detect footprint across Southeast Asia and reinforces its commitment to enhancing narcotics trace detection inspection capabilities.

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

Management believes the AgLAB 1000-D2™ will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for distillation processors of hemp and cannabis. The use of the AgLAB 1000-D2™ should reduce waste from current distillation practices and result in a significantly improved product. Due in large part to our proprietary technology, we believe it is the only provider of a mass spectrometry system that gives it a distinct advantage in the industry. Sales efforts for the AgLAB 1000-D2 are currently underway.

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

On June 13, 2024, AgLAB and SC Laboratories ("SC Labs") entered into a master lease agreement providing for the joint marketing of the AgLAB 1000-D2™ mass spectrometer and the AgLAB Maximum Value Process™ testing method to SC Labs' clients.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, has developed the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have compromised condition. We believe that new tools to quickly identify the presence of a VOC metabolite could play an important role in detecting and containing airborne diseases.

In conjunction with the CCF JDA, BreathTech entered into an Investigator-Initiated Study Agreement ("CCF IISA") with The Cleveland Clinic Foundation (“Cleveland Clinic”), effective March 31, 2021, to expand the application of breath analysis by collecting and studying the gaseous portion of exhaled breath for markers of lung and systemic diseases. The pilot study concluded and the CCF IISA terminated in accordance with its terms on February 7, 2025. We currently have no active or anticipated studies with Cleveland Clinic under the CCF JDA.  In addition, we have satisfied all payment obligations under the CCF JDA.  We believe additional studies would be required to continue exploration of technologies which may provide non-invasive methods of monitoring and studying lung and systematic diseases.

We believe commercialization of this application with the AMS Technology would require many years and significant investment due to regulatory requirements.  As such, we have determined to deploy capital instead to our other subsidiaries.  We are also exploring how the advancements and knowledge derived from our research on the BreathTech use case can be applied in our other existing and potential new business units.

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

EN-SCAN, Inc.

On February 28, 2025, we announced the formation of our new wholly owned subsidiary, EN-SCAN, to manufacture and sell a new line of instruments built for environmental testing using its proprietary ATi GC and AMS Technology for outdoor field work for on-site, real-time air, water, and soil analysis providing instant feedback for accurate contamination source location and migration.  With a focus on real-time monitoring, EN-SCAN is expected to enable organizations to make data-driven decisions while reducing testing costs and time delays.  The EN-SCAN lineup includes EN-SCAN Handheld GC, EN-SCAN Fenceline Monitor, and EN-SCAN Rugged Lab GC-MS.  Each of these three testing solutions are designed for specific applications.

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

BreathTech Corporation

The BreathTest-1000 product is being designed to provide an inexpensive, non-invasive screening device for compromised conditions including a bacterial or viral infection that can offer results on-site in a very short period of time. We believe there is strong value for this easy to use screener in high density and critical locations, especially with heightened concern about airborne diseases continuing to pose new or reemerging threats. Most currently available tests either take too long or are invasive and painful. We expect the market need for a quick and painless test will continue to be significant in the following target markets:

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

EN-SCAN, Inc.

The ultra-portable rugged GC enables continuous on-site monitoring and immediate response in critical applications.  The EN-SCAN product lineup includes three key products: EN-SCAN Handheld GC, EN-SCAN Fenceline Monitor, and EN-SCAN Rugged Lab GC-MS.  We expect these products to provide innovative portable environmental testing solutions that empower industries and organizations to accurately monitor and manage environmental challenges in real-time with immediate results.  We believe the following markets will utilize this product lineup:

●	Environmental equipment rental	●	Industrial hygienists
●	Environmental consulting firms	●	Chemical plants
●	Refineries

Products and Services

Our products are considered mass spectrometry and gas chromatography equipment.

Mass Spectrometry

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

Gas Chromatography

Gas chromatography is used to separate, analyze and quantify compounds that can be vaporized without decomposition.  A compound passes through a column and interacts causing them to travel at different rates and thereby separating them.  These separated compounds can be detected, recorded, and studied.  The separation is determined by the volatility of the compound.  GC is a cornerstone application in many scientific and industrial fields.  This application offers a wide range of use cases such as real-time fence-line monitoring at chemical plants, rapid disaster response, contamination tracking and emergency safety assessments.

GC is used in various industries, including oil & gas, manufacturing, industrial hygienists and environmental consulting firms.  Our on-site, portable technology is designed to deliver real-time, on-site data for immediate analysis.

The combined GC and MS technology with rugged, portable design delivers lab-grade accuracy in the most demanding environments.  These products address the rapidly growing demand for on-site, real-time air, water, and soil analysis.

Customers, Sales, and Marketing

1st Detect Corporation

Marketing efforts at 1st Detect are currently focused on the variety of markets that are seeking:

●	Increased uptime in detection equipment
●	Expanding library of detectable explosive and narcotic compounds and threats

Examples of these markets include foreign airports, commercial companies in aviation and cargo security, law enforcement agencies, and security organizations responsible for the protection of sensitive facilities. We employ both direct sales and channel sales through distributors. We now have units deployed in 34 locations in 16 countries. While we have had some degree of success securing and fulfilling orders, the sales cycles in the regulated and government markets are normally long and much of the pipeline opportunities were delayed by the COVID-19 pandemic.

AgLAB Inc.

AgLAB uses direct and channel sales. The lease program that we initiated this year with SC Labs is an example of a channel sales program. We do plan to engage with additional channel partners, largely companies with existing distribution channels in the hemp and cannabis market, to help sell our products to target customers.

BreathTech Corporation

We believe commercialization of BreathTech Corporation with the AMS Technology would require many years and significant investment due to regulatory requirements.  As such, we have determined to deploy capital instead to our other subsidiaries.

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

EN-SCAN, Inc.

EN-SCAN appeals to a wide range of industries including environmental consulting firms, government agencies, industrial facilities, and academic institutions. These users benefit from the portability, ruggedness, and precision of EN-SCAN’s devices, which eliminate the need for off-site lab testing and streamline compliance and remediation efforts. To enhance customer experience, EN-SCAN can offer training programs, data integration support, and a centralized portal for device management and analytics.

Competition

1st Detect Corporation

Competition for the TRACER 1000 comes primarily from IMS-based ETDs. We have several competitors that sell IMS-based ETDs whose companies are much larger than us, with well-established sales forces and offering a wider range of security products; however, based on industry discussions and our field trials we believe the TRACER 1000 has a number of attributes that are superior to competing products.

1st Detect’s TRACER 1000
●	Near-zero false alarms
●	Limitless library expansion
●	High uptime and robustness
●	Fast cleardown and near zero false alarms increase throughput
●	Confirmatory technology

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

BreathTech Corporation

The BreathTest-1000 product is designed to screen for VOC metabolites in a person’s breath and which could indicate the person may have a compromised condition. Given that breath samples are quick, inexpensive, and painless, we anticipate that the BreathTest-1000 will help screen for signs of disease. We do not see this as competing with traditional tests but supplementing and improving medical care.

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

EN-SCAN, Inc.

Competitors may include those that are established providers of environment testing equipment, especially those that offer portable GC-MS devices. EN-SCAN differentiates itself through its proprietary ATi Gas Chromatograph and AMS Technology, on-site, rugged design tailored for harsh field conditions, and a product lineup that spans handheld, fenceline, and rugged lab-grade instruments. Its emphasis on real-time, on-site analysis and cost efficiency positions in the environmental testing market.

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

En-Scan, Inc.

EN-SCAN is set to manufacture and sell a new line of instruments built for environmental testing using its proprietary ATi GC and AMS Technology for outdoor field work for on-site, real-time air, water, and soil analysis providing instant feedback for accurate contamination source location and migration. EN-SCAN’s commitment to innovation is reflected in its active R&D efforts.  These R&D advancements not only strengthen EN-SCAN’s competitive edge but also open new opportunities in customer engagement, sales growth, and marketing differentiation.

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

Employees

As of June 30, 2025, we employed 32 employees, none of which were covered by any collective bargaining agreements.

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

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to a number of risks, including those described at length below. The following is a summary of some of the principal risks we face:

●	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

●

Our business units are in the development stage. They have earned limited revenues and it is uncertain whether they will earn any revenues in the future or whether any of them will ultimately be profitable.

●	We may need to raise additional capital to fund the operations of our business units and commercialize our products.

●	We may not be able to obtain patents, other intellectual property protection or licenses for the technologies contained in the products we develop.

●

Third parties have infringed on our intellectual property rights, and may claim in the future that we are infringing their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

●	We may not be able to successfully develop the BreathTest-1000 or any other new products or services.

●	Our sales and operations in international markets expose us to operational, financial and regulatory risks.

●	Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

●	We generate substantial revenue from a limited number of customers and the loss of any such customer may harm our business, results of operations and financial results.

●	Our success depends significantly on the establishment and maintenance of successful relationships with our customers.

●	Third parties may claim we are infringing their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

●	Our ongoing success is dependent upon the continued availability of certain key employees.

●	Our operating results may be adversely affected by increased competition.

●	Our facilities located in Austin are susceptible to damage caused by hurricanes or other natural disasters.

●	If we are unable to anticipate technological advances and customer requirements in the commercial and governmental markets, our business and financial condition may be adversely affected.

●	We incur substantial upfront, non-reimbursable costs in preparing proposals to bid on contracts or to receive research and development grants that we may not be awarded.

●	A failure of a key information technology system, process, or site could have a material adverse impact on our ability to conduct business.

●

Our manufacturing operations are mostly dependent upon third party suppliers, including single source suppliers, making us vulnerable to external factors such as supply shortages and price fluctuations, which could harm our business.

●	Repair or replacement costs due to warranties we provide on our products could have a material adverse effect on our business, financial condition and results of operations.

●	Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.

●	Failure to obtain clearance or authorization for the BreathTest-1000, or other delays in the development of the BreathTest-1000, would adversely affect our ability to grow our business.

●

We and our suppliers may not meet regulatory quality standards applicable to our device-manufacturing processes, which could have an adverse effect on our business, financial condition, and results of operations.

●

If the BreathTest-1000 or any other device candidates are cleared for commercialization in the United States via the 510(k) process, product modifications may require new 510(k) clearances, de novo submissions, or pre‑market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

●

Once our BreathTest-1000 or any other device candidate we may develop in the future, if any, is cleared or approved by FDA for marketing in the United States, if ever, we may be liable if the FDA or other U.S. enforcement agencies determine we have engaged in the off‑label promotion of such products or have disseminated false or misleading labeling or promotional materials.

●

Legislative or regulatory healthcare reforms may make it more difficult and costly for us to obtain reimbursement for our products or regulatory clearance or approval of our future products, if any, and to produce, market and distribute those products after clearance or approval is obtained.

●

Disruptions at FDA and other government agencies, such as those that may be caused by funding shortages, could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

●	Our financial performance may be adversely affected by medical device tax provisions in healthcare reform laws.

●

Our AgLAB business’ growth is highly dependent on the U.S. hemp and cannabis market. New regulations causing licensing shortages and future regulations may create other limitations that decrease the demand for our products. General regulations at state and federal in the future may adversely impact our business.

●

As the possession and use of marijuana is illegal under the CSA, it is possible that our manufacture and sale of equipment that is used to cultivate marijuana or marijuana products may be deemed to be aiding and abetting illegal activities.

●	We may become subject to FDA or ATF regulation with respect to our AgLab business.

●	The hemp and cannabis industry could face strong opposition from other industries.

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of June 30, 2025, we had an accumulated deficit of approximately $251 million and reported a net loss of $13.8 million for the fiscal year 2025. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely experience significant decline.

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

If our available cash resources and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products or the realization of other risks discussed in this Item1A. of this Form 10-K, we may be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing. There is no assurance we will be able to obtain future financing on commercially reasonable terms, or at all. In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	increase our sales and marketing efforts to drive market adoption of our products and address competitive developments;

●	fund development and marketing efforts of our existing products or any future products;

●	expand our technologies into additional markets;

●	acquire, license or invest in technologies and other intellectual property rights;

●	acquire or invest in complementary businesses or assets; and

●	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	our ability to achieve projected revenue growth;

●	the cost of expanding our operations, including manufacturing and production capacity;

●	our rate of progress in launching and commercializing new products, and the cost of the sales and marketing activities associated with increasing sales of our existing instruments and products;

●	our rate of progress in, and cost of research and development activities associated with, products in research and development;

●	the effect of competing technological and market developments;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

●	costs related to domestic and international expansion; and

●	the potential cost of and delays in product development as a result of any regulatory oversight that may be applicable to our products.

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

Third parties have infringed on our intellectual property rights, and may claim in the future that we are infringing on their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

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

Around October 2024 we became aware of two third party companies advertising the TRACER 1000 for sale on their respective websites. Their websites used images of the TRACER 1000 that were copied from the 1st Detect website. The offering price was far below the price that we would quote to a potential customer, and these companies were not authorized distributors of our products.  We are aware that these companies have confirmed to independent inquiries that they are authorized distributors or resellers of 1st Detect’s products. We have not granted licenses to these companies to distribute 1st Detect's products.

We engaged legal counsel to investigate the companies. One company subsequently responded to our investigation’s inquiries that they did not have the product in stock but would order it directly from the manufacturer. However, the second company confirmed to an anonymous inquiry that they have the product in stock, which we believe is misleading to customers.

In February 2025 demand letters were sent to both companies informing them that they were infringing on the EU registered copyrights of 1st Detect and TRACER 1000 and must remove the misleading information from their websites immediately. By July 10, 2025, all mentions of TRACER 1000 or 1st Detect and its products had been removed from both companies’ websites.

We have incurred costs with respect to such matters, including in the form of attorneys’ fees and costs. Other costs incurred, as a result of infringement claims like the ones discussed above, could include damages, fines or other penalties, whether pursuant to a judgment or settlement, and diversion of our management’s attention, which could adversely affect our business, financial condition or operating results.

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

●	customers must be persuaded that using our products are effective alternatives to other existing detection methods available for infections in order for our products to be commercially successful;

Medical-device development involves a high degree of risk and uncertainty, and our potential products may not be successfully developed, achieve their intended benefits, receive full market authorization, or be commercially successful.  Moreover, as the FDA and other U.S. regulatory agencies undergo changes in leadership and policy initiatives, there are higher than normal uncertainties in developing and commercializing new products and services.

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

We generated substantial revenue from four customers, none of which have a long-term contract with us. Given such high concentration of revenue on our consolidated results, our revenue may fluctuate significantly year over year based upon sales to either customer. In the event we are unable to obtain additional customers or increase our revenue from other customers to offset any reduction of these revenues, we could experience a material adverse effect on our business, financial condition and reported revenue and results of operation.

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

Our manufacturing operations are mostly dependent upon third party suppliers, including single source suppliers, making us vulnerable to external factors such as supply shortages and price fluctuations, which could harm our business.

We are subject to the risks inherent in the manufacturing of our products, including industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, as well as global shortages, disruptions in supply chain and loss or impairment of key suppliers, as well as natural disasters and other external factors over which we have no control. Our products contain several critical components, including certain electrical components such as specialized cables and specialized pumps, which are primarily manufactured by third parties. Some of the suppliers of critical components or materials are single source suppliers. Although we believe there are suitable alternative suppliers for these components, the replacement of existing suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. We do not have supply agreements with certain suppliers of these critical components and materials beyond purchase orders and, although we maintain a safety stock inventory for certain critical components, forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems with these suppliers. While we also manufacture some of our products in-house to maintain greater control over quality and timeliness of those products, there can be no assurance that our supply of these other components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, loss of any critical component provided by a single source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.

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

We provide our customers with warranties on the products we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in the cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including shipping, labor and parts, to this provision when incurred. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates as well as significantly higher sales and the introduction of new products could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated. As of June 30, 2025 and 2024, we had accrued a balance of $197 thousand and $184 thousand, respectively relating to product warranty provision, representing a surplus of estimated warranty expenses over actual expenses for the fiscal years. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.

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

Before we can market or sell a new medical device, such as the BreathTest-1000, in the United States, we must obtain either clearance under Section 510(k) of the FDCA, grant of a de novo classification request, or approval of a pre‑market approval, or PMA, application from the FDA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device (in most cases Class II devices, with a few exceptions), with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Class III devices approved under the PMA process cannot serve as predicates. Clinical data are sometimes required to support substantial equivalence. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate (in other words, the applicant must justify the “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk). The PMA process requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life‑sustaining, life‑supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The 510(k), de novo, and PMA processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from 3 to 12 months, but may take longer. The FDA’s stated goal is to review de novo classification requests within 150 days, 50% of the time, but in reality the process for many applicants generally takes even longer, up to a year or more. The process of obtaining a PMA is much costlier, rigorous, and difficult than the 510(k) clearance process and generally takes from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time‑consuming, and we may not be able to obtain these clearances, approvals, or authorizations on a timely basis, or at all for our proposed products.

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

Disruptions at FDA and other government agencies, such as those that may be caused by funding shortages, could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at FDA and other agencies may also increase the time necessary to meet with and provide feedback to entities developing drug products, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or otherwise authorize our actions requiring regulatory approval, which would adversely affect our business. In addition, government funding of FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the executive branch recently established the Department of Government Efficiency (“DOGE”), which implemented a federal government hiring freeze and large scale layoffs of current federal employees and also announced additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the executive branch will impact the regulatory authorities that oversee our business. These budgetary pressures may reduce FDA’s ability to perform its responsibilities. If a significant reduction in FDA’s workforce occurs, FDA’s budget is significantly reduced, or there are other disruptions at FDA and other agencies, more time may be necessary for biological products, or biologics, or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which could increase our costs and would adversely affect our business.

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

Changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us and our export compliance as it relates to our international customers.

The recent changes in the U.S.’s approach to international trade may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. For example, the President of the United States signed executive orders directing the U.S. to impose tariffs on goods originating from Canada, Mexico and China. In response, some of these countries threatened or announced tariffs on imports from the U.S. To date, Canada and the U.S. agreed to delay the imposition of certain tariffs on imported goods but the situation remains temporary and uncertain. Furthermore, on July 28, 2025, the U.S. announced that they have reached a preliminary trade deal with the European Union, which among other things, sets a 15% percent tariff on most European Union goods. These developments are ongoing and are subject to change, including the imposition of additional tariffs and retaliatory measures by these and other countries. We derive a significant portion of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Additionally, the implementation of these or other tariffs may lead to increased costs for our product components, which could impact our ability to maintain competitive pricing in the market.  Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Since early February 2025, The Bureau of Industry and Security (BIS), a part of the U.S. Commerce Department, has paused the processing of new export license applications, citing a "hold without action" order for applications filed after February 5, 2025. This pause, reportedly due to an internal policy review and ongoing turmoil at the agency, has left exporters with no clear guidance and is expected to significantly lengthen already long application review times. No formal statement or explanation has been issued by BIS or the Commerce Department to the public or industry stakeholders.  Such policies and actions could effect our ability to export our products and could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. On September 9, 2024, the intra-day sales price of our common stock fluctuated between a reported low sale price of $8.01 and a reported high sales price of $10.69. Throughout the fiscal year 2025, the closing sales price of our common stock has fluctuated between a reported low sales price of $5.50 and a reported high sales price of $11.51. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for companies such as ours in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, recent increases are significantly inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value, including our loss per share of $8.32 for our fiscal year ended June 30, 2025. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

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

Our Certificate of Incorporation authorizes 250,000,000 shares of common stock, of which 1,758,953 were outstanding as of June 30, 2025, and our Board is authorized to issue additional shares of our common stock. In addition, our Certificate of Incorporation authorizes 2,500,000 shares of “blank check preferred stock.” Shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Our Board has designated 300,000 shares as Series A Junior Preferred Stock, none of which are outstanding. The Board has also designated Series C and Series D Preferred Stock, of which no shares and 280,898 shares are outstanding, respectively, as of June 30, 2025.

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

Management’s Role

We have day-to-day administration and management of our cybersecurity program, under the direct supervision of our IT Manager in conjunction with executive management, including our Chief Financial Officer (“CFO”) through August 12, 2025, and beginning on August 13, 2025 our Chief Operating Officer ("COO"). Our executive management is responsible for informing the audit committee on cybersecurity risks, provides the audit committee with risk briefings as needed, and performs at least annual reviews of cybersecurity risks and threats in order to assess and adjust our processes to prevent, detect, mitigate, and remediate any such risks and threats. We also work with external security service providers to support our security monitoring and threat detection capabilities and have implemented a process for such external providers to report relevant findings to executive management, where appropriate.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our information technology team overseen by the COO. Our information technology team tests our compliance with Center for Internet Security version 8 standards (“CIS”), remediates known cybersecurity risks, and leads our employee training program as such items relate to cybersecurity.

Our COO and information technology team are continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The COO and information technology team implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the COO and information technology team are equipped with a well-defined incident response plan, which includes escalation to executive management and the audit committee, and relevant public disclosure, as appropriate.

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

Item 2. Properties

During fiscal year 2025, Astrotech had two existing facility leases and several equipment leases. Astrotech currently leases a research and development facility (the “R&D facility”) of approximately 5,960 square feet in Austin, Texas that includes a laboratory, a small production shop, and offices for staff, although our accounting and administrative employees continue to work remotely. The lease commenced on June 1, 2021 and had an initial lease term of 36 months. On November 11, 2022, the Company signed a lease extension agreement for the R&D facility, extending the term of such lease through April 30, 2025.

On November 22, 2022, Astrotech entered into a sublease agreement for an additional facility (the “subleased facility”) directly adjacent to the R&D facility. The subleased facility consists of approximately 3,900 square feet and provided the space needed as the Company launched its AgLAB and Pro-Control products. The sublease commenced on December 1, 2022 and has a lease term of 29 months. The R&D and Manufacturing Facility and the Subleased Facility are collectively referred to herein as the “Donley Facilities.”

On January 20, 2025, the Company entered into a lease extension to extend the terms of the leases associated with the Donley Facilities effective May 1, 2025 (“Donley Facilities Lease Extension”).  We are currently continuing to lease on a month-to-month basis. The monthly rent for the Donley Facilities will be $14,186 during the extension period.

On January 29, 2025, we entered into a new lease agreement for a facility of approximately 17,628 square feet in Austin, Texas (the “Metric facility”) for a term of 89-months, which such term commences July 1, 2025. The Metric facility is intended to support and encompass all Austin based functions. Our total contractual base rent obligation for the Metric facility is approximately $3.0 million, less a tenant allowance of $317.3 thousand.

Our equipment lease is for a device used in our research and development efforts.

We believe that our current facilities and equipment are well maintained and in good condition. The facilities and equipment are adequate for our present needs but not for our currently foreseeable needs. We expect that we will be relocating to the Metric facility during fiscal year 2026.

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

We have 250,000,000 shares of common stock authorized for issuance. As of September 24, 2025, we had 1,758,953 shares of common stock outstanding, which were held by approximately 28 holders of record. This number does not include beneficial or other owners for whom common stock may be held in “street” name. The last reported sale price of our common stock as reported by The Nasdaq Capital Market on September 24, 2025, was $5.14 per share.

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

Overview

Our mission encompasses the advancement of both mass spectrometry and gas chromatography, two powerful analytical techniques that together enable precise detection and identification of chemical compounds across a wide range of high-demand environments.  We aim to expand access to mass spectrometry by simplifying the complexity of operating these devices within real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. We are introducing our new line of products that are ultra-portable, on-site, rugged environmental testing instruments, featuring our proprietary ATi Mass Spectrometer Technology ("MS") and ATi Gas Chromatography Column ("GC") to achieve our mission through simplifying the user interface, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options. The Astrotech Mass Spectrometer Technology™ and ATi Gas Chromatograph Column (GC) platforms achieve our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.

Additional details about our business are provided in Part I, Item 1. "Business” of this Form 10-K.

Fiscal Year 2025 Business Highlights

As of June 30, 2025, we have deployed the TRACER 1000 in approximately 34 locations in 16 countries across the United States, Europe and Asia.

On January 8, 2025, we announced that 1st Detect Corporation had been awarded a research and development contract with the U.S. Department of Homeland Security ("DHS") to research the TRACER 1000 for DHS next generation explosives trace detection.

On January 14, 2025, our wholly owned subsidiary, 1st Detect Corporation, announced that it has been awarded research and development contract 70RSAT24CB0000015 with the U.S. Department of Homeland Security (“DHS”) to research, develop and mature the TRACER 1000 for DHS next generation explosives trace detection.

Astrotech received a $429,000 purchase order for TRACER 1000™ explosive trace detectors ("ETDs") from Intuitive Research and Technology, a TSA approved contractor.  On January 24, 2025, we fulfilled the purchase order and sold six TRACER 1000 explosive trace detectors to Intuitive Research and Technology Corporation.  This is the first TSA-approved sale of our TRACER 1000 ETD, which utilizes mass spectrometry technology, known for its accuracy and low false alarm rate.

On February 28, 2025, Astrotech Corporation (the “Company”) issued a press release announcing that it has created a new wholly owned subsidiary, EN-SCAN, Inc., to manufacture and sell a new line of instruments built for environmental testing applications using its proprietary ATi Gas Chromatograph and Astrotech Mass Spectrometer Technology™.

On March 10, 2025, Astrotech Corporation announced the launch of its enhanced TRACER 1000 Narcotic Trace Detector from its 1st Detect subsidiary. This innovative mobilized mass spectrometer is specifically configured to screen for the full range of synthetic opiates and novel psychoactive substances, delivering accuracy and speed to counter the global drug crisis.

On June 12, 2025, our wholly owned subsidiary, 1st Detect Corporation sold the first sale and deployment of its TRACER 1000 Narcotic Trace Detector in Vietnam, by way of its subsidiary 1st Detect. This milestone marks a significant step in expanding the 1st Detect footprint across Southeast Asia and reinforces its commitment to enhancing narcotics trace detection inspection capabilities.

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

Each of these fiscal year 2025 announcements reflect the progress made by our business units in developing and demonstrating relevant solutions to problems faced by companies and agencies operating in our target markets. The additional applications of the AMS Technology and our growing channel partner relationships create opportunities for us to generate revenue growth in subsequent fiscal years.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that directly affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. A critical accounting estimate is one that involves a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management continuously evaluates its critical accounting policies and estimates, including those used in evaluating the recoverability of long-lived assets, recognition of revenue, valuation of inventory, and the recognition and measurement of loss contingencies, if any. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Astrotech recognizes revenue employing the generally accepted revenue recognition methodologies described under the provisions of Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“Topic 606”), which was adopted by us in fiscal year 2019. The methodology used is based on contract type and how products and services are provided. The guidelines of Topic 606 establish a five-step process to govern the recognition and reporting of revenue from contracts with customers. The five steps are: (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the performance obligations are satisfied.

Astrotech has multiple revenue sources such as product and related consumable sales, grant revenue, recurring maintenance & extended warranty services, repairs and training.

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. For the year ended June 30, 2025, we generated approximately $1.0 million in revenue from nine customers that represented a significant portion of total revenue for fiscal year end 2025.

Contract Assets and Liabilities. We enter into contracts to sell products and provide services, and it recognizes contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue once all performance obligations have been met, in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as deferred revenue. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as sales after all revenue recognition criteria are met.

Practical Expedients. Under its contracts with customers, we stand ready to deliver product upon receipt of a purchase order. Accordingly, we have no performance obligations under its contracts until its customers submit a purchase order. We do not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, we do require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities. As the performance obligation is part of a contract that has an original expected duration of less than one year, we have applied the practical expedient to omit disclosures regarding remaining performance obligations. In cases where we are responsible for shipping after the customer has obtained control of the goods, it has elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation.  We also apply a practical expedient to expense direct costs of obtaining a contract when incurred because the amortization period would have been one year or less.

Product Sales. We recognize revenue from sales of products upon shipment or delivery when control of the product transfers to the customer, depending on the terms of each sale, and when collection is probable. In the circumstance where terms of a product sale include subjective customer acceptance criteria, revenue is deferred until we have achieved the acceptance criteria unless the customer acceptance criteria are perfunctory or inconsequential. We generally offer customers payment terms of 60 days or less.

Freight. We record shipping and handling fees that it charges to its customers as revenue and related costs as cost of revenue.

Multiple Performance Obligations. Certain agreements with customers include the sale of equipment involving multiple elements in cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires that contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met.  Government contracts have specific individual performance obligations known as milestones.  Each milestone has a standalone selling price and is allocated directly to that performance obligation.  Revenue under long-term government contracts is recorded under the percentage of completion method.

The standalone selling price for each performance obligation is an amount that depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the good or service. When there is only one performance obligation associated with a contract, the entire amount of consideration is attributed to that obligation. When a contract contains multiple performance obligations, the standalone selling price is first estimated using the observable price, which is generally a list price net of applicable discount or the price used to sell the good or service in similar circumstances. In circumstances when a selling price is not directly observable, we will estimate the standalone selling price using information available to it including its market assessment and expected cost, plus margin.

The timetable for fulfillment of each of the distinct performance obligations can range from completion in a short amount of time and entirely within a single reporting period to completion over several reporting periods. The timing of revenue recognition for each performance obligation may be dependent upon several milestones, including physical delivery of equipment, completion of site acceptance test, and in the case of after-market consumables and service deliverables, the passage of time. The total revenue was approximately $920 thousand in point in time and $130 thousand over time for 2025 and $1.56 million at point in time and $88 thousand over time for 2024. All revenue was substantially related to one product category for both 2025 and 2024.

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

Results of Operations for the Years Ended June 30, 2025 and 2024

Selected financial data for the fiscal years ended June 30, 2025 and 2024 of our operations are as follows:

	Years Ended June 30,
(In thousands)	2025	2024	Variance
Revenue	$1,049	$1,664	$(615)
Cost of revenue	574	913	339
Gross profit	475	751	(276)
Gross margin	45.3%	45.1%	0.2%
Operating expenses
Selling, general and administrative	7,067	7,241	174
Research and development	8,142	6,790	(1,352)
Total operating expenses	15,209	14,031	(1,178)
Loss from operations	(14,734)	(13,280)	(1,454)
Other income and expense, net	886	1,616	(730)
Income tax expense	(2)	(2)	-
Net loss	$(13,850)	$(11,666)	$(2,184)
Net unrealized gain	313	276	37
Total comprehensive loss	(13,537)	$(11,390)	$(2,147)

Revenue – Total revenue decreased by $615 thousand, or 37.0%, to $1.0 million for the fiscal year ended June 30, 2025, compared to $1.7 million for the fiscal year ended June 30, 2024. In both fiscal years 2025 and 2024, revenue was primarily derived from sales of TRACER 1000 units, a government grant, as well as ongoing sales of consumables and recurring maintenance services for the TRACER 1000. The decrease was due to TRACER 1000 units sold compared to the prior year.

Cost of Revenue and Gross Profit – Gross profit is comprised of revenue less cost of revenue. Our cost of revenue include materials, overhead, warranty expenses, shipping, and labor. Cost of revenue decreased $339 thousand, or 37.1%, for the fiscal year ended June 30, 2025, compared to the year ended June 30, 2024, primarily due to the decrease in TRACER 1000 units sold. Gross profit decreased $276 thousand, and gross margin increased slightly by 0.2% to 45.3% during the fiscal year ended June 30, 2025, compared to 45.1% for the fiscal year ended June 30, 2024. The device sales in fiscal year 2025 had a higher margin compared to the device sales in fiscal year 2024 which resulted in an increase in gross margin.

Operating Expenses – Our operating expenses increased $1.2 million, or 8.4%, during the fiscal year ended June 30, 2025, compared to the fiscal year ended June 30, 2024. Significant changes to operating expenses include the following:

•

Selling, General and Administrative Expenses – Our selling, general and administrative expenses decreased by $174 thousand, or 2.4%, for the year ended June 30, 2025, compared to the year ended June 30, 2024, primarily due to a decrease in personnel cost and consulting fees.

•

Research and Development Expenses – Research and development expenses increased $1.4 million, or 19.9%. This increase was largely driven by increased spending on contractors and employees to support the development of our mass spectrometry and gas chromatography offerings and expenses related to cross-platform improvements to our technology.

Other income and expense, net – Other income and expense decreased by approximately decreased by approximately $730 thousand, or 45.2%, compared to the prior period, due to less investments earning interest income.

Income Taxes – For the fiscal year ended June 30, 2025, income taxes were consistent with prior year.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Cash and cash equivalents at June 30, 2025 were $3.1 million as compared to cash and cash equivalents of $10.4 million at June 30, 2024.  Historically, the Company has financed its operations through the successful completions of several public offerings of our common stock, raising net proceeds of approximately $67.6 million. We expect that our short-term and long-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense associated with rollout of our products to commercial customers, additional research and development expenses associated with expanding our product offerings, and expenses associated with being a public company. Our short-term capital expenditure needs relate primarily to the expansion of our research and development capabilities and optimization of existing business processes. We believe that our cash and cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements are issued.  Our short-term investments have been utilized as a source of liquidity to fund our operating expenses.

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

Trends and Uncertainties

Inflation and changing prices have not had a material impact on our historical results of operations.  We do not currently anticipate that inflation and changing prices will have a material impact on our future results of operations.

Consolidated Balance Sheet

Total assets for the year ended June 30, 2025, were $27 million compared to total assets of $38 million as of the end of fiscal year 2024, a decrease of $10.7 million. The following table sets forth the significant components of the consolidated balance sheet as of June 30, 2025, compared with June 30, 2024:

	Years Ended June 30,
(In thousands)	2025	2024	Variance
Assets:
Current assets	$21,975	$34,728	$(12,753)
Property and equipment, net	2,443	2,763	(320)
Operating lease right-of-use assets, net	2,225	119	2,106
Other assets, net	346	30	316
Total	$26,989	$37,640	$(10,651)
Liabilities and stockholders’ equity:
Current liabilities	$2,451	$2,528	$(77)
Lease liabilities, net	2,274	73	2,201
Other liabilities, net	164	232	(68)
Stockholders’ equity	22,100	34,807	(12,707)
Total	$26,989	$37,640	$(10,651)

Current assets – Current assets decreased $12.8 million as of June 30, 2025, compared to June 30, 2024, as a result of cash used for continuing operating expenses and personnel costs.

Property and equipment, net – Property and equipment, net of depreciation, decreased $320 thousand as of June 30, 2025, compared to June 30, 2024, primarily due to depreciation and an asset impairment.

Operating lease right-of-use assets, net – Operating lease right-of-use assets increased $2.1 million as of June 30, 2025, compared to June 30, 2024, due to entering into the Metric facility lease.

Other assets, net – Other assets increased by $316 thousand during the fiscal year due to the lease deposit paid for the Metric facility.

Current liabilities – Current liabilities were consistent with the prior year.

Lease liabilities, net– Lease liabilities increased $2.2 million as of June 30, 2025, compared to June 30, 2024, due to entering into the Metric facility lease.

Other liabilities, net – Other liabilities were consistent with the prior year.

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Years Ended June 30,
(In thousands)	2025	2024	Variance
Change in cash and cash equivalents:
Net cash used in operating activities	$(12,952)	$(9,725)	(3,227)
Net cash provided by (used in) investing activities	5,795	6,140	(345)
Net cash used in financing activities	(185)	(181)	(4)
Net change in cash and cash equivalents	$(7,342)	(3,766)	$(3,576)

Cash and Cash Equivalents

At June 30, 2025, we held cash and cash equivalents of $3.1 million, and our net working capital was approximately $19.5 million. At June 30, 2024, we held cash and cash equivalents of $10.4 million, and our net working capital was approximately $32.2 million. Cash and cash equivalents decreased by approximately $13.7 million during the year ended June 30, 2025, due to funding our continuing operating expenses.  The Company has $15.1 million in short term investments to fund operations.

Operating Activities

Net cash used in operating activities was $13.0 million for the year ended June 30, 2025, compared to cash used in operating activities of $9.7 million for the year ended June 30, 2024. The increase in cash was due by increases in recurring operating expenses and accounts payable.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2025 was $5.8 million, compared to $6.1 million in the year ended June 30, 2024. The decrease in cash provided by investing activities due to purchasing of property, plant, and equipment, offset by the proceeds of short-term investments.

Financing Activities

Cash used in financing activities was $185 thousand for the year ended June 30, 2025, and $181 thousand for the year ended June 30, 2024. The decrease was due to repayment of finance leases.

We did not have any material off-balance sheet arrangements as of June 30, 2025.

Contractual Obligations and Commitments

The following table summarized our commitments to settle contractual obligations as of June 30, 2025:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$3,113	$381	$807	868	1,057
Finance lease commitments (2)	79	27	52	-
Total	$3,192	$408	$859	$868	$1,057

(1) Consists of payments due for our lease of the manufacturing property in Austin, Texas that expire November 2032.

(2) Consists of payments due for an equipment lease that expire May 2028.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Astrotech Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Astrotech Corporation (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

RBSM LLP Houston, Texas

We have served as the Company's auditor since 2023.

September 26, 2025

PCAOB ID Number 587

ASTROTECH CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$3,100	$10,442
Short-term investments	15,108	21,474
Accounts receivable	485	77
Inventory, net:
Raw materials	2,194	2,038
Work-in-process	425	66
Finished goods	310	370
Prepaid expenses and other current assets	353	261
Total current assets	21,975	34,728
Property and equipment, net	2,395	2,763
Intangible assets, net	48	-
Operating lease right-of-use assets, net	2,225	119
Other assets, net	346	30
Total assets	$26,989	$37,640
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,066	$373
Payroll related accruals	529	1,174
Accrued expenses and other liabilities	451	754
Lease liabilities, current	405	227
Total current liabilities	2,451	2,528
Accrued expenses and other liabilities, net of current portion	164	232
Lease liabilities, net of current portion	2,274	73
Total liabilities	4,889	2,833
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at June 30, 2025 and 2024, respectively	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized at June 30, 2025 and 2024 respectively; 1,769,269 and 1,712,045 shares issued at June 30, 2025 and 2024 respectively; 1,758,953 and 1,701,729 shares outstanding at June 30, 2025 and 2024, respectively	190,643	190,643
Treasury shares, 10,316 shares at June 30, 2025 and 2024, respectively	(119)	(119)
Additional paid-in capital	83,310	82,480
Accumulated deficit	(250,870)	(237,020)
Accumulated other comprehensive loss	(864)	(1,177)
Total stockholders’ equity	22,100	34,807
Total liabilities and stockholders’ equity	$26,989	$37,640

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	June 30,
	2025	2024
Revenue	$1,049	$1,664
Cost of revenue	574	913
Gross profit	475	751
Operating expenses:
Selling, general and administrative	7,067	7,241
Research and development	8,142	6,790
Total operating expenses	15,209	14,031
Loss from operations	(14,734)	(13,280)
Other income and expense, net	886	1,616
Loss from operations before income taxes	(13,848)	(11,664)
Income tax expense	(2)	(2)
Net loss	$(13,850)	$(11,666)
Weighted average common shares outstanding:
Basic and diluted	1,665	1,638
Basic and diluted net loss per common share:
Net loss per common share	$(8.32)	$(7.12)
Other comprehensive loss, net of tax:
Net loss	$(13,850)	$(11,666)
Available-for-sale securities:
Net unrealized gain	313	276
Total comprehensive loss	$(13,537)	$(11,390)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock
	Class D
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2023	281	$-	1,682	$190,643	$(119)	$81,002	$(225,354)	$(1,453)	$44,719
Net change in available-for-sale marketable securities	-	-	-	-	-	-	-	276	276
Stock-based compensation	-	-	-	-	-	1,478	-	-	1,478
Restricted stock issuance	-	-	20	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(11,666)	-	(11,666)
Balance at June 30, 2024	281	$-	1,702	190,643	(119)	82,480	(237,020)	(1,177)	34,807
Net change in available-for-sale marketable securities	-	-	-	-	-	-	-	313	313
Stock-based compensation	-	-		-	-	830	-	-	830
Restricted stock issuance	-	-	65	-	-	-	-	-	-
Cancellation of restricted stock	-	-	(8)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(13,850)	-	(13,850)
Balance at June 30, 2025	281	$-	1,759	$190,643	$(119)	$83,310	$(250,870)	$(864)	$22,100

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,850)	$(11,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	830	1,478
Depreciation	962	731
Amortization of operating lease right-of-use assets	194	143
Interest on financing leases	5	13
Loss on disposal of asset	294	-
Changes in assets and liabilities
Accounts receivable	(408)	148
Inventory, net	(455)	(479)
Accounts payable	693	(173)
Other assets and liabilities	(1,387)	246
Income taxes payable	-	1
Repayment of financing liability in connection with internal-use software	-	(14)
Operating lease liabilities	170	(153)
Net cash used in operating activities	(12,952)	(9,725)
Cash flows from investing activities:
Purchases of property and equipment	(833)	(579)
Purchases of intangible assets	(50)	-
Proceeds from short-term investments	6,678	6,719
Net cash provided by (used in) investing activities	5,795	6,140
Cash flows from financing activities:
Repayment of financing liability in connection with internal-use software	(91)	-
Repayments on finance lease liabilities	(94)	(181)
Net cash used in financing activities	(185)	(181)
Net change in cash and cash equivalents	$(7,342)	$(3,766)
Cash and cash equivalents at beginning of period	10,442	14,208
Cash and cash equivalents at end of period	$3,100	$10,442

Supplemental disclosures of cash flow information:
Cash financing activities:
Cash paid for interest	$11	$26
Income taxes paid	$-	$2
Non-cash financing activities:
Operating right-of-use interest	$10	$-
Finance lease expenditures incurred but not paid for as of the end of the period	$7	$-
Acquisition of equipment/ software through financing lease	$-	$245
Operating right-of-use assets	$2,277	$-
Operating right-of-use associated liabilities	$2,594	$-

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2025 and 2024

(1) Description of the Company and Operating Environment

Business Overview

The terms “Astrotech”, “the Company”, “we”, “us”, or “our” refer to Astrotech Corporation (Nasdaq: ASTC), a Delaware corporation organized in 1984. We are commercializing the Astrotech Mass Spectrometer Technology™ platform (“AMS Technology”) through application specific, wholly owned subsidiaries.

Our mission encompasses the advancement of both mass spectrometry and gas chromatography, two powerful analytical techniques that together enable precise detection and identification of chemical compounds across a wide range of high-demand environments.  We aim to expand access to mass spectrometry by simplifying the complexity of operating these devices within real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. We are introducing our new line of products that are ultra-portable, on-site, rugged environmental testing instruments, featuring our proprietary ATi Mass Spectrometer Technology ("MS") and ATi Gas Chromatography Column ("GC") to achieve our mission through simplifying the user interface, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options. The Astrotech Mass Spectrometer Technology™ and ATi Gas Chromatograph Column (GC) platforms achieve our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.

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

BreathTech Corporation

BreathTech Corporation (“BreathTech”), an exclusive licensee of ATI for use in breath analysis applications, was in the process of developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have compromised condition.

Pro-Control, Inc.

The company announced the formation of our new wholly-owned subsidiary, Pro-Control, Inc. (“Pro-Control”), and ATI’s entry into an exclusive license with Pro-Control to utilize our AMS Technology for industrial process control applications involving chemical distillation outside of the agriculture industry. Pro-Control uses advanced mass spectrometer instrumentation to monitor and control the production and operations of manufacturing processes using real-time, in-process samples. Pro-Control provides the vital spectral qualitative and quantitative data needed to control the production parameters (temperatures, flow, speed, pressure) while significantly improving efficiency.

EN-SCAN, Inc.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until assurance of collection. During the fiscal year ended June 30, 2025, the Company had four material customers that comprised substantially all of its $1.0 million in revenue. During the fiscal year ended  June 30, 2024, the Company had three material customers that consisted substantially all of the $1.7 million in revenue.

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

Revenue under long-term government contracts is recorded under the percentage of completion method. Revenue, billable under cost-plus-fixed-fee contracts, is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead allowable under the contract. General and administrative expenses allowable under the terms of contracts are allocated per contract, depending on its direct labor and material proportion to total direct labor and material of all contracts. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. The Company does not generally provide an allowance for returns from our government customers because our customer agreements do not provide for a right of return.

Practical Expedients. Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not enter into commitments to provide goods or services that have terms greater than one year. In limited cases, the Company does require payment in advance of shipping product. Typically, product is shipped within a few days after prepayment is received. These prepayments are recorded as contract liabilities on the consolidated balance sheet and are included in accounts payable and accrued liabilities. As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient to omit disclosures regarding remaining performance obligations. In cases where the Company is responsible for shipping after the customer has obtained control of the goods, it has elected to treat the shipping activities as fulfillment activities rather than as a separate performance obligation. The Company also applies a practical expedient to expense direct costs of obtaining a contract when incurred because the amortization period would have been one year or less.

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

Foreign Currency

The Company’s international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. During fiscal years 2025 and 2024, the Company conducted business in multiple foreign countries.  The Company closely monitors its operations in each country in which it does business and seeks to adopt appropriate strategies that are responsive to changing economic and political environments. The Company currently conducts business in the U.S. dollar and the Euro. Revenues, costs, and expenses are translated at the applicable rate on the date of the transaction. Translation gains and losses, if any, are calculated on accounts receivable or accounts payable outstanding at the rate applicable at the end of the period. The Company includes gains and losses resulting from foreign currency transactions in income, while it excludes those resulting from translation of financial statements from income and includes them as a component of accumulated other comprehensive loss when applicable. Transaction gains and losses, which were included in the Company’s consolidated statements of operations and comprehensive loss, were not material for the fiscal years ended June 30,2025 and June 30, 2024.

Warranty Provision

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets, whose activity for each of the two fiscal years ended June 30, 2025 and 2024 is summarized in the following table:

(In thousands)	Warranty Provision
Balance as of June 30, 2023	$88
Accruals for new warranties issued	172
Settlements made	(76)
Balance as of June 30, 2024	184
Accruals for new warranties issued	75
Settlements made	(62)
Balance as of June 30, 2025	$197

Segment Reporting

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance.  Net sales attributed to customers in the United States and foreign countries for the years ended June 30, 2025 and 2024 were as follows:

Revenue by Segment (In thousands)	June 30, 2025	June 30, 2024
United States	$730	$-
Foreign Countries	319	1,664
Total Revenue	$1,049	$1,664

Product Revenue
(In thousands)	June 30, 2025	June 30, 2024
Product Revenue	$804	$1,576
Grant Revenue	115	-
Service Revenue	130	88
Total Revenue	$1,049	$1,664

Research and Development

Research and development costs are expensed as incurred. Research and development costs are used to improve system functionality, streamline and simplify the user experience, and extend our capabilities into customer-defined, application-specific opportunities. Research and development expenses for the fiscal years ended June 30, 2025 and 2024 were $8.1 million and $6.8 million, respectively.

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

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of an allowance for doubtful accounts, if any, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2025 and 2024, there was no allowance for doubtful accounts deemed necessary.

Allowance for Credit Losses on Financial Instruments

In accordance with ASC Topic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments (ASC 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts receivable and deposit, prepayments. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts receivable and deposit, prepayments, and others receivable are written off when deemed uncollectible.   The Company has not incurred credit losses in fiscal years 2025 or 2024.

Inventory

The Company computes inventory cost on a first-in, first-out basis, and inventory is valued at the lower-of-cost or net realizable value. The valuation of inventory also requires the Company to estimate obsolete and excess inventory as well as inventory that is not of saleable quality. The Company provides reserves for discontinued, slow-moving and excess inventory based upon historical demand calculations, forecasted usage, estimated customer requirements and product line updates. As of  June 30, 2025, and 2024, inventory reserves were $346 thousand and $296 thousand, respectively.

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

Impairment of Long-Lived Assets

The Company continuously evaluates its long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.   The Company had an impairment of long-lived assets expense of $197 thousand for the year ended June 30, 2025, related to internal use software. There was no impairment of long-lived assets recorded for fiscal years ended June 30, 2024. Assets to be disposed of are reported at the carrying amount. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, available for sale investments, accounts receivable, accounts payable, and accrued liabilities. Management believes the carrying amounts of these assets and liabilities approximates their fair value due to their liquidity. The Company is required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. The Company uses fair value extensively, including in the initial measurement of net assets acquired in a business combination and when accounting for and reporting on certain financial instruments. The Company estimates fair value using an exit price approach, which requires, among other things, that it determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of assets and, for liabilities, assuming the risk of non-performance will be the same before and after the transfer. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending

• Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

• Cost approach, which is based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

• Income approach, which is based on the present value of the future stream of net cash flows

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity. During fiscal year 2023, Astrotech repurchased from the open market $119 thousand in treasury stock now held by the Company.  There were no new additional purchases in fiscal year 2025.

Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2023, with retrospective application to all prior periods presented. We adopted this standard in fiscal year 2025.

The adoption of this on July 1, 2024 did not have a material impact on its financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. We adopted this standard in fiscal year 2025. The Company implemented enhanced annual segment reporting disclosures based on new requirements.

ASU 2022-04 - Supplier Finance Program (SFP). This ASU requires that a buyer in an SFP disclose qualitative and quantitative information about its program, including the nature of the SFP and key terms, outstanding amounts as of the end of the reporting period, and presentation in its financial statements. This pronouncement has not impacted the Company’s consolidated financial statements.

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

In November 2024, the FASB issued Accounting Standards Update 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" which requires that at each interim and annual reporting period an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the listed expense categories.

2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

These amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027: either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company expects to enhance disclosures of expenses based on new requirements.

In November 2024, the FASB also issued Accounting Standards Update 2024-04 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is examining the impact this pronouncement may have on the Company’s consolidated financial statements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated financial statements.

(3) Investments

The following tables summarize gains and losses related to the Company’s investments:

	June 30, 2025
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$10,547	$-	$(668)	$9,879
ETFs - Corporate & Government Debt	5,425	-	(196)	5,229
Total	$15,972	$-	$(864)	$15,108

	June 30, 2024
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$15,276	$-	$(850)	$14,426
ETFs - Corporate & Government Debt	7,375	-	(327)	7,048
Total	$22,651	$-	$(1,177)	$21,474

We have certain financial instruments on our consolidated balance sheets related to interest-bearing time deposits. Time deposits with maturities of less than 90 days, if any, from the purchase date are included in “Cash and Cash Equivalents.” Time deposits with maturities from 91-360 days, if any, are included in “Short-term investments.” Time deposits with maturities of more than 360 days, if any, are included in “Long-term investments.” As of June 30, 2025, and 2024, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see Note 6.

The following table presents the carrying amounts of certain financial instruments as of June 30, 2025 and 2024:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Money Market Funds
Mutual Funds - Corporate & Government Debt	$9,879	$14,426	$-	$-
ETFs - Corporate & Government Debt	5,229	7,048	-	-
Total	$15,108	$21,474	$-	$-

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgment is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization expense for financed lease assets for the years ended June 30, 2025 and 2024 totaled $126 thousand and $124 thousand, respectively.

On  January 20, 2025, the Company entered into a lease extension to extend the terms of the leases associated with the Donley Facilities effective  May 1, 2025 (“Donley Facilities Lease Extension”). We are currently continuing the lease on a month-to-month basis. The monthly rent for the Donley Facilities will be $14,186 during the initial extension period.

On  January 29, 2025, we entered into a new lease agreement for a facility of approximately 17,628 square feet in Austin, Texas (the “Metric facility”) for a term of 890months, which such term commences July 1, 2025. The Metric facility is intended to support and encompass all Austin based functions.  Our total contractual base rent obligation for the Metric facility is approximately $3.0 million, less a tenant allowance of $317.3 thousand.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Consolidated Balance Sheet	June 30, 2025	June 30, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets, net	$2,225	$119
Financing lease assets	Property and equipment, net	79	366
Total lease assets		$2,304	$485

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$381	$138
Financing lease obligations	Lease liabilities, current	24	89
Non-current:
Operating lease obligations	Lease liabilities, non-current	2,225	-
Financing lease obligations	Lease liabilities, non-current	49	73
Total lease liabilities		$2,679	$300

Future minimum lease payments as of June 30, 2025 under non-cancelable leases are as follows (in thousands):

For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2026	$381	$27	$408
2027	396	27	423
2028	411	25	436
2029	426	-	426
2030	442	-	442
Thereafter	1,057	-	1,057
Total lease obligations	3,113	79	3,192
Imputed interest	(507)	(6)	(513)
Present value of net minimum lease obligations	2,606	73	2,679
Lease liabilities - current	(381)	(24)	(405)
Lease liabilities - non-current	$2,225	$49	$2,274

Other information as of June 30, 2025 is as follows:

Weighted-average remaining lease term (years):
Operating leases	7.42
Financing leases	3.00
Weighted-average discount rate:
Operating leases	4.80%
Financing leases	6.10%

Cash payments for operating leases for the years ended June 30, 2025 and 2024 totaled $170 thousand and $166 thousand, respectively. Cash payments for financing leases for the years ended June 30, 2025 and 2024 totaled $94 thousand and $181 thousand, respectively.

(5) Property and Equipment, net

As of June 30, 2025 and 2024, property and equipment, net consisted of the following:

	June 30,
(In thousands)	2025	2024
Furniture, fixtures, equipment & leasehold improvements	$3,960	$3,613
Software	323	881
Capital improvements in progress	327	1
Gross property and equipment	4,610	4,495
Accumulated depreciation	(2,215)	(1,732)
Property and equipment, net	$2,395	$2,763

Total depreciation and amortization expense of property and equipment was $962 thousand for the year ended June 30, 2025 and $731 thousand for the year ended  June 30, 2024. Depreciation and amortization expense includes finance of $126 thousand and $124 thousand for the years ended June 30, 2025 and 2024, respectively.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2025, and  June 30, 2024:

	June 30, 2025
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Short-Term Investments
Mutual Funds - Corporate & Government Debt	$9,879	$9,879	$-	$-	$9,879
ETFs - Corporate & Government Debt	5,229	5,229	-	-	5,229
Total Available-for-Sale Investments	$15,108	$15,108	$-	$-	$15,108

	June 30, 2024
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Short-Term Investments
Mutual Funds - Corporate & Government Debt	$14,426	$14,426	$-	$-	$14,426
ETFs - Corporate & Government Debt	7,048	7,048	-	-	7,048
Total Available-for-Sale Investments	$21,474	$21,474	$-	$-	$21,474

The value of available-for-sale investments is based on pricing from third-party pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs).

(7) Stockholders’ Equity

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

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which were issued and outstanding as of June 30, 2025. Series D Preferred Shares are convertible to common stock on a one-to-thirty basis. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

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

On December 18, 2023, the Company entered into Amendment No. 1 to Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent (the "Amendment"), which extended the Final Expiration Date (as defined in the Rights Plan) to December 20, 2024. On December 12, 2024, the Company entered into Amendment No. 2 to the Rights Agreement between the Company and the Rights Agent, which extends the Final Expiration Date to December 20, 2025, unless the Final Expiration Date is further extended by the Company or the rights subject to the Rights Plan are earlier redeemed or exchanged by the Company in accordance with the terms of the Rights Plan. All other terms and conditions of the Rights Plan remain unchanged.  All other terms and conditions of the Rights Plan remain unchanged.

Warrants

A summary of the common stock warrant activity for the year ended June 30, 2025 is presented below:

	Shares	Weighted Average Exercise	Aggregate Fair Market Value at Issuance	Weighted Average Remaining Contractual Life
	(In thousands)	Price	(In thousands)	(in years)
Outstanding at June 30, 2023	80	$72.10	$3,747	2.60
Issued	-	-	-	-
Exercised	-	-	-	-
Canceled or expired	-	-	-	-
Outstanding at June 30, 2024	80	$72.10	$3,747	1.60
Issued	-	-	-	-
Exercised	-	-	-	-
Canceled or expired	(3)	154	(194)	-
Outstanding at June 30, 2025	77	$69.04	$3,553	0.63

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying
				Warrants
				(In thousands)
				For the period ended June 30,
Issue Date	Classification	Exercise Price	Expiration Date	2025	2024
March 26, 2020	Equity	$187.50	March 25, 2025	-	1
March 30, 2020	Equity	$140.63	March 27, 2025	-	2
October 23, 2020	Equity	$86.25	October 21, 2025	15	15
October 28, 2020	Equity	$80.63	October 28, 2025	6	6
February 16, 2021	Equity	$121.88	February 11, 2026	6	6
April 12, 2021	Equity	$56.25	April 7, 2026	50	50
Total Outstanding				77	80

(8) Business Risk and Credit Risk Concentration Involving Cash

For the fiscal year ended June 30, 2025, the Company had four customers that substantially comprised all of the Company’s revenue. For the fiscal year ended  June 30, 2024 the Company had three customers that substantially comprised all of the Company’s revenue.  Additionally, the material amount of the company's receivables was compromised by two companies for the fiscal year ended June 30, 2025 and one company for the fiscal year ended  June 30, 2024.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation (the “FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.  The general insurance limit is $250,000 per separately insured depositor.  These balances as of June 30, 2025 are $2.6 million across two financial institutions.

(9) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2025 and 2024 was as follows:

		Weighted
	Shares	Average
		Exercise Price
Outstanding at June 30, 2023	38,166	$27.34
Granted	131,840	10.01
Exercised	-	-
Canceled or expired	(13,378)	10.70
Outstanding at June 30, 2024	156,628	$14.18
Granted	102,260	9.43
Exercised	-	-
Canceled or expired	(45,775)	12.10
Outstanding at June 30, 2025	213,113	$12.35

The aggregate intrinsic value of options exercisable at June 30, 2025 was $0 as the fair value of the Company’s common stock is less than the exercise prices of these options. The aggregate intrinsic value of all options outstanding at June 30, 2025 was $3 thousand.

		Options
		Outstanding			Options
		Weighted-			Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of exercise prices		Life (years)	Price		Price
$5.50 – $9.69	55,000	9.45	$7.41	2,551	$9.21
$10.10 – $11.27	79,770	8.24	10.12	27,720	10.14
$11.51 – $19.20	76,402	8.22	14.21	29,422	18.42
$159.00 – $175.50	1,941	1.86	170.33	1,941	170.33
$5.50 – $175.50	213,113	8.49	$12.35	61,634	$19.10

Compensation costs recognized related to vested stock option awards during the years ended June 30, 2025 and 2024 were $622 thousand and $480 thousand, respectively. At June 30, 2025, there was $858 thousand of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2025 and 2024, was as follows:

		Weighted
		Average
	Shares	Grant-Date
		Fair Value
Outstanding at June 30, 2023	50,671	$33.43
Granted	20,000	10.10
Vested	(26,898)	45.50
Canceled or expired	-	-
Outstanding at June 30, 2024	43,773	$15.36
Granted	65,000	5.90
Vested	(15,163)	14.85
Canceled or expired	(7,776)	10.97
Outstanding at June 30, 2025	85,834	$14.11

Compensation costs recognized related to vested restricted stock awards during the years ended June 30, 2025 and 2024 were $208 thousand and $1.0 million, respectively. At June 30, 2025, there was $641 thousand of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.4 years.

Stock-based Compensation in Operating Expenses

The Company’s stock-based compensation by category for the years ended  June 30, 2025 and 2024 was as follows:

	Year Ended	Year Ended
(in thousands)	June 30, 2025	June 30, 2024
Selling, Administration and General	$665	$1,364
Research & Development	165	114
Total	$830	$1,478

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of the grant of stock options. The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The Company recognizes forfeitures as they occur. The assumptions used for the years ended June 30, 2025 and 2024 and the resulting estimates of weighted-average fair value per share of options granted or modified are summarized in the following table:

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024
Expected Dividend Yield	-	-
Expected Volatility	100.06%	99.85%
Risk-Free Interest Rates	4.24%	4.36%
Expected Option Life (in years)	3.5	3.5
Weighted-average grant-date fair value of options awarded	$15.80	$11.63

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

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	For the years ended June 30, 2025 and 2024, the Company used the simplified method of calculating the expected life of the options.

(10) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2025, and 2024, the Company had established a full valuation allowance against all of its net deferred tax assets.

For the fiscal years ended June 30, 2025, and 2024, the Company incurred losses from operations in the amount of $13.8 million and $11.7 million, respectively. The effective tax rate for the fiscal years 2025 and 2024 was 0.01% and 0.01%, respectively. There is materially no current state tax expense.

FASB ASC 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had unrecognized tax benefit of $762 thousand as of June 30, 2025, all of which has been accounted for as contra deferred tax assets.

For the years ended June 30, 2025, and 2024, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to tax credits and the valuation allowance against its net deferred tax assets.

Income Tax Expense and Effective Tax Rate

The components of income tax benefit/ (expense) from operations are as follows:

	Year Ended June 30,
(In thousands)	2025	2024
Current
Federal	$-	$-
State and local	(2)	(2)
Total current tax expense	$(2)	$(2)
Deferred
Federal	-	-
State and local	-	-
Total deferred tax benefit/ (expense)	$-	$-
Total tax expense	$(2)	$(2)

The $2 thousand of current state tax expense in both the June 2025 and 2024 years relate to state minimum taxes.

A reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. Federal statutory rate to the loss before income taxes to the actual amount of income tax benefit recognized follows:

	Year Ended June 30,
(In thousands)	2025	2024
Expected benefit	$2,908	$2,449
State tax expense	(2)	(2)
Tax credits	347	251
Change in valuation allowance	(3,127)	(2,465)
Stock-based compensation	(118)	(271)
Prior year true-up	-	43
Expiration of net operating loss carryovers	(1)	-
Other permanent items	(9)	(7)
Total income expense	$(2)	$(2)

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets as of June 30, 2025 and 2024 consist of the following:

	Year Ended June 30,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$20,975	$18,900
Tax credit carryforwards	2,166	1,800
Lease liability - current and non-current	563	63
Unrealized loss on securities	182	247
IRC Section 174 R&D Expense Capitalization	2,952	2,107
Accrued expenses and other timing	126	310
Stock-based compensation	112	63
Property and equipment, principally due to differences in depreciation	-	-
Total gross deferred tax assets	$27,076	$23,490
Less - valuation allowance	(26,482)	(23,444)
Net deferred tax assets	$594	$46
Deferred tax liabilities:
Right-of-use assets	$(468)	$(25)
Property and equipment, principally due to differences in depreciation	(126)	(21)
Total gross deferred tax liabilities	(594)	(46)
Net deferred tax assets	$-	$-

The Company files consolidated returns for federal, California, Florida, Massachusetts, Oregon and Texas.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2025, the Company provided a full valuation allowance of approximately $26.5 million against its net deferred tax assets.  The valuation allowance increased by approximately $3 million for the year ended June 30, 2025.

At June 30, 2025, the Company had net operating loss carryforwards of approximately $98.0 million with approximately $37.8 million ($7.9 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income set to expire between the years of 2024 and 2037. The Company also had net operating loss carryforwards with indefinite lives of approximately $60.2 million ($12.6 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. For net operating losses with indefinite carryforward lives, generated beginning after December 31, 2017, the Tax Cuts and Jobs Act limits the amount of net operating losses to be utilized and deducted by the taxpayer to 80% of the taxpayer’s taxable income. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company has federal research and development income tax credit carryovers of $1.7 million as of June 30, 2025. These credits will expire between the years 2035 and 2045.  The Company also has $47 thousand of California research and development income tax credit carryovers as of June 30, 2025, which credits never expire.

At June 30, 2025, the Company also has accumulated state net operating loss carryforwards of approximately $7.5 million ($0.4 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2026 and 2036. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. At June 30, 2025, the credit amount is $0.5 million ($0.4 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

Uncertain Tax Positions

The Company had unrecognized tax benefits of $762 thousand as of June 30, 2025, all of which have been accounted for as contra deferred tax assets. A roll forward of the beginning and ending amount of unrecognized tax benefits from  July 1, 2023 to June 30, 2025 is as follows:

	Year Ended June 30,
(In thousands)	2025	2024
Fiscal year beginning balance	$604	$486
Additions for tax positions of current period	157	136
Additions for tax positions of prior years	1	-
Decreases for tax positions of prior years	-	(18)
Fiscal year ending balance	$762	$604

The Company recognizes interest and penalties related to income tax matters in income tax expense, as incurred. For the years ended June 30, 2025 and 2024, the Company did not recognize any interest expense for uncertain tax positions.  The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years before 2020.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share

	Year Ended June 30,
	2025	2024
Numerator:
Net loss	$(13,850)	$(11,666)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,665	1,638
Basic and diluted net loss per common share:
Net loss	$(8.32)	$(7.12)

All unvested restricted stock awards for the years ended June 30, 2025 and 2024 are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 213,113 shares of common stock at exercise prices ranging from $5.50 to $175.50 per share outstanding for the year ended June 30, 2025 and options to purchase 156,628 shares of common stock at exercise prices ranging from $7.47 to $175.50 per share outstanding for the year ended  June 30, 2024 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(12) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. `For the years ended June 30, 2025 and 2024, the Company made matching contributions of $92 thousand and $82 thousand, respectively, to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2025 and 2024.

(13) Commitments and Contingencies

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

(14) Subsequent Events

Management has determined there are no subsequent events to report through September 26, 2025.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.

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

Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2025.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

Insider Trading Policy

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

PART III

As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the Company’s definitive proxy statement to be used in connection with its 2025 Annual Meeting of Stockholders and which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended June 30, 2025 (the “2025 Proxy Statement”), in accordance with General Instructions G(3) of Form 10-K.

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2025 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2025 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2025 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2025 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2025 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of the report:

(a) Financial Statements.

The following consolidated financial statements of Astrotech Corporation and its wholly-owned subsidiaries and related notes, are set forth herein as indicated below.

(b) Financial Statement Schedules.

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

(c) Exhibits

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

4.3

Form of Placement Agent's Warrant, issued on October 30, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2020).

4.4

Form of Placement Agent's Warrant, dated February 16, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 16, 2021).

4.5	Astrotech Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on April 5, 2021).

4.6	Form of Underwriter Warrant, dated April 12, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 12, 2021).

4.7	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2022).

4.8	Amendment No. 1 to Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 18, 2023 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).

4.9

Amendment No. 2 to Rights Agreement dated as of December 12, 2024, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 12, 2024.)

10.1

Joint Development and Option Agreement, dated October 20, 2020 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 20, 2020).

10.2	First Amendment to Joint Development and Option Agreement, dated April 6, 2022 (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 20, 2024).

10.3	Amendment No. 2 to Joint Development and Option Agreement, dated June 21, 2022 (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 20, 2024).

10.4	Amendment No. 3 to Joint Development and Option Agreement, dated December 11, 2023 (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 20, 2024).

10.5	Letter of Agreement, dated March 24, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 30, 2021).

10.6*	Amendment No. 1 to Letter of Agreement, dated September 22, 2021, by and between Sanmina Corporation and Astrotech Technologies, Inc.

10.7*	Amendment No. 2 to Letter of Agreement, dated December 1, 2021, by and between Sanmina Corporation and Astrotech Technologies, Inc.

10.8*	Amendment No. 3 to Letter of Agreement, dated October 12, 2022, by and between Sanmina Corporation and Astrotech Technologies, Inc.

10.9*+	Amendment No. 4 to Letter of Agreement, dated July 1, 2025 by and between Sanmina Corporation and Astrotech Technologies, Inc.

10.10	Amendment to Joint Development and Option Agreement, dated June 8, 2022 (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

10.11 †	Employment Agreement, effective October 6, 2008 between SPACEHAB, Incorporated and Thomas B. Pickens, III (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report Form 8-K filed with the Securities and Exchange Commission on November 21, 2008).

10.12†	Form of Amended and Restated Indemnification Agreement of Astrotech Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K file with the Securities and Exchange Commission on December 19, 2024).

21.1 *	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant.

23.1*	Consent of RBSM LLP.

31.1 *	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 *	Certification of Jennifer Canas, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 *	Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 *	Certification of Jennifer Canas, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97.1	Astrotech Corporation Compensation Recovery Policy, adopted November 17, 2023 (incorporated by reference to Exhibit 97.1 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 20, 2024).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan arrangement.
*	Filed herewith.
+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

Date September 26, 2025	By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer, Chief Technology Officer and Chairman of the Board

Date September 26, 2025	By:	/s/ Jennifer Canas
Jennifer Canas
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: September 26, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chief Executive Officer, Chief Technology Officer,	September 26, 2025
Thomas B. Pickens III	and Chairman of the Board

/s/ Jennifer Canas	Chief Financial Officer, Treasurer and Secretary	September 26, 2025
Jennifer Canas	(Principal Financial and Accounting Officer)

/s/ Charles Winn	Director	September 26, 2025
Charles Winn

/s/ Tom Wilkinson	Director	September 26, 2025
Tom Wilkinson

/s/ John Halinski	Director	September 26, 2025
John Halinski

/s/ Bob McFarland	Director	September 26, 2025
Bob McFarland

/s/ Eric Stober	Director	September 26, 2025
Eric Stober