Form 10-Q
period 2025-09-30
ASTROTECH Corp
filed 2025-11-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-34426

Astrotech Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1273737
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1817 W. Braker Lane, Suite 400, Austin, Texas	78758
Address of Principal Executive Offices	Zip Code

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

As of November 11, 2025, the number of shares of the registrant’s common stock issued and outstanding was: 1,758,953.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	June 30,
	2025	2025
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$2,646	$3,100
Short-term investments	11,290	15,108
Accounts receivable	354	485
Contract Asset	—	—
Inventory, net:
Raw materials	2,342	2,194
Work-in-process	286	425
Finished goods	454	310
Prepaid expenses and other current assets	821	353
Total current assets	18,193	21,975
Property and equipment, net	2,606	2,395
Intangible asset, net	50	48
Operating lease right-of-use assets, net	2,044	2,225
Other assets, net	347	346
Total assets	$23,240	$26,989
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$613	$1,066
Payroll related accruals	534	529
Accrued expenses and other liabilities	328	451
Lease liabilities, current	384	405
Total current liabilities	1,859	2,451
Accrued expenses and other liabilities, net of current portion	134	164
Lease liabilities, net of current portion	2,160	2,274
Total liabilities	4,153	4,889
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at September 30, 2025, and June 30, 2025	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at September 30, 2025, and June 30, 2025, respectively; 1,769,269 shares issued at September 30, 2025, and June 30, 2025, respectively; 1,758,953 and 1,701,729 shares outstanding at September 30, 2025, and June 30, 2025, respectively	190,643	190,643
Treasury shares, 10,316 at September 30, 2025, and June 30, 2025, respectively	(119)	(119)
Additional paid-in capital	83,614	83,310
Accumulated deficit	(254,335)	(250,870)
Accumulated other comprehensive loss	(716)	(864)
Total stockholders’ equity	19,087	22,100
Total liabilities and stockholders’ equity	$23,240	$26,989

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Revenue	$297	$34
Cost of revenue	109	25
Gross profit	188	9
Operating expenses:
Selling, general and administrative	1,780	1,688
Research and development	1,944	1,949
Total operating expenses	3,724	3,637
Loss from operations	(3,536)	(3,628)
Other income and expense, net	71	350
Net loss	$(3,465)	$(3,278)
Weighted average common shares outstanding:
Basic and diluted	1,673	1,631
Basic and diluted net loss per common share:
Net loss per common share	$(2.07)	$(2.01)
Other comprehensive loss, net of tax:
Net loss	$(3,465)	$(3,278)
Available-for-sale securities:
Net unrealized gain (loss)	148	316
Total comprehensive loss	$(3,317)	$(2,962)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2025	281	$—	1,759	$190,643	$(119)	$83,310	$(250,870)	$(864)	$22,100
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	148	148
Stock-based compensation	—	—	—	—	—	304	—	—	304
Net loss	—	—	—	—	—	—	(3,465)	—	(3,465)
Balance at September 30, 2025	281	$—	1,759	$190,643	$(119)	$83,614	$(254,335)	$(716)	$19,087

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2024	281	$—	1,702	$190,643	$(119)	$82,480	$(237,020)	$(1,177)	$34,807
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	316	316
Stock-based compensation	—	—	—	—	—	216	—	—	216
Net loss	—	—	—	—	—	—	(3,278)	—	(3,278)
Balance at September 30, 2024	281	$—	1,702	$190,643	$(119)	$82,696	$(240,298)	$(861)	$32,061

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,465)	$(3,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	304	216
Depreciation and amortization	236	232
Amortization of operating lease right-of-use assets	66	36
Interest on financing leases	1	2
Loss on disposal of asset	—	—
Changes in assets and liabilities:
Accounts receivable	132	(14)
Contract asset	—	—
Inventory, net	(153)	(224)
Income tax payable	—	—
Accounts payable	(453)	276
Deferred revenue
Other assets and liabilities	(590)	(863)
Repayment of financing liability in connection with internal-use software	-	(28)
Operating lease liabilities	(14)	(41)
Net cash used in operating activities	(3,936)	(3,686)
Cash flows from investing activities:
Purchases of property and equipment	(448)	(193)
Purchases of intangible assets	-	—
Proceeds from short-term investments	3,966	-
Net cash provided by investing activities	3,518	(193)
Cash flows from financing activities:
Repayment of financing liability in connection with internal-use software	(28)	—
Repayments on finance lease liabilities	(8)	(45)
Net cash used in financing activities	(36)	(45)
Net change in cash and cash equivalents	$(454)	$(3,924)
Cash and cash equivalents at beginning of period	3,100	10,442
Cash and cash equivalents at end of period	$2,646	$6,518

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$4
Income taxes paid		$1
Non-cash financing activities: Finance lease expenditures incurred but not paid for as of the end of the period	$21	—
Operating Right of Use assets	—

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements of Astrotech Corporation and Subsidiaries (collectively the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended September 30, 2025, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending June 30, 2026 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC.

Segment Information

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”), the Chief Executive Officer, in making decisions on how to allocate resources and assess performance. Net sales attributed to customers in the United States and foreign countries as of September 30, 2025, and June 30, 2025 were as follows:

Revenue by Segment (In thousands)	September 30, 2025	September 30, 2024
United States	$256	$—
Foreign Countries	41	34
Total Revenue	$297	$34

Product Revenue

(In thousands)	September 30, 2025	September 30, 2024
Training Revenue	$20	—
Grant Revenue	234	—
Service Revenue	30	9
Warranty Revenue	13	25
Total Revenue	$297	$34

Accounting Pronouncements

In  December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after  December 15, 2024. We adopted this standard in fiscal year 2025 This pronouncement has not impacted the Company’s consolidated financial statements

Recently Issued Accounting Standards Not Yet Adopted

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

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of September 30, 2025, and  June 30, 2025, respectively:

	September 30, 2025
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$7,246	$—	$(553)	$6,693
ETFs - Corporate & Government Debt	4,760	—	(163)	4,597
Total	$12,006	$—	$(716)	$11,290

	June 30, 2025
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$10,547	$—	$(668)	$9,879
ETFs - Corporate & Government Debt	5,425	—	(196)	5,229
Total	$15,972	$—	$(864)	$15,108

As of  September 30, 2025, and June 30, 2025, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 10.

The following table presents the carrying amounts of certain financial instruments as of September 30, 2025, and June 30, 2025, respectively:

	Carrying Value		Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	September 30, 2025	June 30, 2025	September 30, 2025	June 30, 2025
Money Market Funds
Mutual Funds - Corporate & Government Debt	$6,693	$9,879	$—	$—
ETFs - Corporate & Government Debt	4,597	5,229	—	—
Total	$11,290	$15,108	$—	$—

(3) Leases

On April 27, 2021, the Company entered into a lease for a research and development facility of approximately 5,960 square feet in Austin, Texas (the “R&D Facility”). On January 20, 2025, entered into the Donley Facilities Lease Extension as further described below.

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

On  January 20, 2025, the Company entered into a lease extension to extend the terms of the leases associated with the Donley Facilities, effective  May 1, 2025 (“Donley Facilities Lease Extension”). We are currently continuing the lease on a month-to-month basis. The monthly rent for the Donley Facilities is $14,186 during the initial extension period.

On  January 29, 2025, we entered into a new lease agreement for a facility of approximately 17,628 square feet in Austin, Texas (the “Metric Facility”) for a term of 89 months, which such term commences  July 1, 2025. The Metric Facility is intended to support and encompass all Austin-based functions. Our total contractual base rent obligation for the Metric Facility is approximately $3.0 million, less a tenant allowance of $317.3 thousand.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	September 30, 2025	June 30, 2025
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$2,044	$2,225
Financing lease assets	Property and equipment, net	$202	79
Total lease assets		$2,246	$2,304

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$360	$381
Financing lease obligations	Lease liabilities, current	24	24
Non-current:
Operating lease obligations	Lease liabilities, non-current	2,115	2225
Financing lease obligations	Lease liabilities, non-current	45	49
Total lease liabilities		$2,544	$2,679

Future minimum lease payments as of  September 30, 2025, under non-cancellable leases are as follows (in thousands):

(In thousands)
For the Year Ended September 30,	Operating Leases	Financing Leases	Total
2026	$284	$20	$304
2027	361	27	388
2028	374	27	401
2029	388	—	388
2030	403	—	403
2031	454	—	454
Thereafter	692	—	692
Total lease obligations	2,956	74	3,030
Less: imputed interest	(481)	(5)	(486)
Present value of net minimum lease obligations	2,475	69	2,544
Less: lease liabilities - current	(360)	(24)	(384)
Lease liabilities - non-current	$2,115	$45	$2,160

Other information as of September 30, 2025, is as follows:

Weighted-average remaining lease term (years):
Operating leases	7.17
Financing leases	2.75
Weighted-average discount rate:
Operating leases	4.8%
Financing leases	6.1%

Cash payments for operating leases for the three months ended September 30, 2025, and 2024 were $63 thousand and $43 thousand, respectively. Cash payments for financing leases for the three months ended September 30, 2025, and 2024, were $8 thousand and $45 thousand respectively.

(4) Property and Equipment, net

As of September 30, 2025, and June 30, 2025, property and equipment, net consisted of the following, respectively:

(In thousands)	September 30, 2025	June 30, 2025
Furniture, fixtures, equipment & leasehold improvements	$3,756	$3,960
Software	323	323
Capital improvements in progress	775	327
Gross property and equipment	4,854	4,610
Accumulated depreciation and amortization	(2,248)	(2,215)
Property and equipment, net	$2,606	$2,395

Depreciation and amortization expense of property and equipment was $236 thousand and $232 thousand for the three months ended September 30, 2025, and 2024, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $31 thousand for each of the three months ended September 30, 2025, and 2024, respectively.

(5)  Intangible Assets, net

As of September 30, 2025, and June 30, 2025, intangible assets, net consisted of the following, respectively:

(In thousands)	September 30, 2025	June 30, 2025
Indefinite-life intangible asset	$50	$50
Accumulated amortization	—	(2)
Intangible Assets, net	$50	$48

The indefinite-life intangible asset consists of a license from a national laboratory for technology used in gas chromatographic products.

(6) Warranty Reserve

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The warranty reserve balance was $173 thousand and $197 thousand of as  September 30, 2025, and June 30, 2025, respectively.

(7) Stockholders’ Equity

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which were issued and outstanding as of  September 30, 2025. Series D Preferred Shares are convertible to common stock on a one-to-thirty basis. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

Common Stock

The Company has issued 1,769,269 shares of common stock and has outstanding shares of common stock of 1,758,953 as of   September 30, 2025. Treasury shares of 10,316 are the difference between issued and outstanding shares.

We did not issue common stock during the three months ended September 30, 2025.

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

Warrants

A summary of the common stock warrant activity for the three months ended September 30, 2025, is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2025	77	$69.04	$3,553	0.63
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—
Outstanding September 30, 2025	77	$69.04	$3,553	0.38

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2025	2024
Numerator:
Net loss	$(3,465)	$(3,278)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,673	1,631
Basic and diluted net loss per common share:
Net loss per common share	$(2.07)	$(2.01)

All unvested restricted stock awards and convertible Series D preferred shares for the three months ended September 30, 2025, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 275,462 shares of common stock at exercise prices ranging from $4.73 to $175.50 per share outstanding as of September 30, 2025, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until assurance of collection. For the three months ended September 30, 2025, three key customers accounted for substantially all of the $300 thousand in revenue. For the year ended September 30, 2024, the company recognized $34 thousand in revenue, primarily from two customers which represented a significant portion of our total revenue for the three months ended September 2024.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2025, and  June 30, 2025:

	September 30, 2025
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	6,693	6,693	—	—	6,693
ETFs - Corporate & Government Debt	4,597	4,597	—	—	4,597
Total Available-for-Sale Investments	$11,290	$11,290	$—	$—	$11,290

	June 30, 2025
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	9,879	9,879	—	—	9,879
ETFs - Corporate & Government Debt	5,229	5,229	—	—	5,229
Total Available-for-Sale Investments	$15,108	$15,108	$—	$—	$15,108

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

(11) Business Risk and Credit Risk Concentration Involving Cash

The Company had three customer that materially comprised all the Company's revenue for the three months ended September 30, 2025. The Company had one customer that materially comprised all the Company’s revenue for the three months ended September 30, 2024.

The Company maintains funds in bank accounts that  may exceed the limit insured by the Federal Deposit Insurance Corporation (the “FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts. The general insurance limit is $250,000 per separately insured depositor. The combined balances of these bank accounts as of  June 30, 2025 were $2.1 million across two financial institutions.

(12) Stock-Based Compensation

We have granted equity incentives to employees and directors in the form of stock options and restricted stock awards. The total stock-based compensation expense for all equity incentives was $304 thousand and $216 thousand for the three months ended September 30, 2025, and September 30, 2024, respectively.

Stock Options

The Company’s stock option activity for the three months ended September 30, 2025, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2025	213,113	$12.35
Granted	62,750	4.73
Exercised	—	—
Canceled or expired	(401)	10.96
Outstanding at September 30, 2025	275,462	$10.61

The aggregate intrinsic value was $0 for all of options exercisable and for all unvested options at September 30, 2025, because the fair value of the Company’s common stock was less than the exercise prices of these options.

The table below details the Company’s stock options outstanding as of September 30, 2025:

Range of exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$4.73 - 9.69	117,750	9.57	$5.99	6,319	$9.42
$10.10 - 11.27	79,480	7.98	10.12	52,990	10.12
$11.51 - 19.2	76,291	7.97	14.21	46,123	15.96
$159 - 175.50	1,941	1.86	170.33	1,941	170.33
$4.73 - 175.50	275,462	8.62	10.61	107,373	$15.49

Compensation costs recognized related to stock option awards were $229 thousand and $155 thousand for each of the three months ended September 30, 2025, and 2024, respectively.  The remaining stock-based compensation expense of $1 million related to stock options will be recognized over a weighted-average period of 2.07 years.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2025, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	85,834	$14.11
Granted	—	—
Vested	(3,334)	10.10
Canceled or expired	—	—
Outstanding at September 30, 2025	82,500	$17.32

Stock compensation expenses related to restricted stock were $75 thousand and $26 thousand for the three months ended September 30, 2025, and 2024, respectively. The remaining stock-based compensation expense of $565 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 2.14 years.

(13) Income Taxes

The company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2025 the Company has a valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2025 and 2024, the Company incurred pre-tax losses in the amount of $3.5 million and $3.3 million, respectively. The total effective tax rate was approximately 0% for the three months ended September 30, 2025 and 2024.

For each of the three months ended September 30, 2025 and 2024, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $763 thousand of uncertain tax positions as of September 30, 2025, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

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

(15) Subsequent Events

We have assessed our operations through the filing date of this Quarterly Report on Form 10-Q and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our condensed consolidated financial statements for the three months ended September 30, 2025.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Considering the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the "2025 Form 10-K"), elsewhere in this Quarterly Report on Form 10-Q , or those discussed in other documents we filed with the SEC. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the Securities and Exchange Commission (“SEC”) or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

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

Our mission encompasses the advancement of both mass spectrometry and gas chromatography, two powerful analytical techniques that together enable precise detection and identification of chemical compounds across a wide range of high-demand environments. We aim to expand access to mass spectrometry and its use through the deployment of devices designed specifically for the appropriate levels of precision required in high-volume, real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. We are introducing our new line of products that are ultra-portable, on-site, rugged environmental testing instruments, featuring our proprietary ATi Gas Chromatography Column ("GC") and ATi Mass Spectrometer Technology ("MS") to achieve our mission through simplifying the user interface, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.The Astrotech Mass Spectrometer Technology™ and ATi GC platforms achieve our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.

We are commercializing the Astrotech Mass Spectrometer Technology™ platform (“AMS Technology”) through application specific, wholly owned subsidiaries.

Astrotech Technologies, Inc.

Astrotech Technologies, Inc. ("ATI") owns and licenses the AMS Technology, the platform MS technology originally developed by 1st Detect. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 16 patents granted along with extensive trade secrets. With a number of diverse market opportunities for our core technology, ATI is structured to license our intellectual property for different fields of use. ATI currently licenses the AMS Technology to our four wholly-owned subsidiaries on an exclusive basis.

1st Detect Corporation

1st Detect Corporation (“1st Detect”), a licensee of ATI for security and detection applications, has developed the TRACER 1000™, the world’s first MS based explosives trace detector (“ETD”) certified by the European Civil Aviation Conference (“ECAC”) and approved by the U.S. Transportation Security Administration (“TSA”) for air cargo. The TRACER 1000 was designed to outperform the ETDs currently used at airports, cargo and other secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We further believe that some IMS-based ETDs have issues with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has an extensive and easily expandable threat library.

We obtained ECAC certification in 2019 which allows us to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries. We currently sell the TRACER 1000 to customers who accept ECAC certification.  As of September 30, 2025, we have the TRACER 1000 in approximately 34 locations in 16 countries throughout the United States of America, Europe and Asia.

In June 2024, the TSA approved 1st Detect’s TRACER 1000 for the Air Cargo Security Technology List, which advanced the TRACER 1000 to Stage II testing, and permits air cargo companies in the United States to use our equipment in their operations. During Stage II testing, we are conducting field trials with the TSA. If field trials are successful, the TRACER 1000 will be added to the “qualified” list.

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

In April 2025, we received a $429,000 purchase order for TRACER 1000™ explosive trace detectors ("ETDs") from Intuitive Research and Technology, a TSA approved contractor. In April 2025, we fulfilled the purchase order and sold six TRACER 1000 explosive detectors to Intuitive Research and Technology Corporation. This is the first TSA-approved sale of our TRACER 1000 ETD, which utilizes mass spectrometry technology, known for its accuracy and low false alarm rate.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that directly affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities in our Company’s consolidated financial statements and accompanying notes. A critical accounting estimate is one that involves a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management continuously evaluates its critical accounting policies and estimates, including those used in evaluating the recoverability of long-lived assets, recognition of revenue, valuation of inventory, and the recognition and measurement of loss contingencies, if any. Actual results may differ from these estimates under different assumptions or conditions.  We believe that the following accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Results of Operations

Three months ended September 30, 2025, compared to three months ended September 30, 2024:

Selected consolidated financial data for the three months ended September 30, 2025, and 2024 is as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Revenue	$297	$34
Cost of revenue	109	25
Gross profit	188	9
Gross margin	63%	26%
Operating expenses:
Selling, general and administrative	1,780	1,688
Research and development	1,944	1,949
Total operating expenses	3,724	3,637
Loss from operations	(3,536)	(3,628)
Other income and expense, net	71	350
Net loss	$(3,465)	$(3,278)

Revenue – Total revenue increased by $260 thousand during the first quarter of fiscal year 2025, compared to the same period in 2024. This increase was primarily derived from recognition of grant revenue associated with the completion of milestones in Phases I and II, which contributed $230 thousand to total revenue. Additional revenue streams included training services and consumables both of which were higher than the prior year. Warranty revenue decreased by $12 thousand in the first quarter of fiscal year 2025, partially offsetting the overall increase.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Our costs of revenue include materials, overhead, warranty expenses, shipping, and labor. Cost of revenue increased by $84 thousand during the first quarter of fiscal year 2025 compared to the same period in 2024.  This increase reflects costs associated with fulfilling grant related milestones and warranty expenses. Gross margin increased by 37% in the first quarter of fiscal year 2025 compared to the same period in 2024, primarily due to shift in revenue mix toward higher margin grant revenue and consumables.

Operating Expenses – Operating expenses increased $87 thousand, or 2.4%, during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses increased $92 thousand or 5.4% during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024 primarily due to an increase in property tax, investor relations, and the hiring of additional employees, partially offset by lower consulting fees and the absence of bonus payments.

●

Research and development expenses decreased $5 thousand, or 0.2%, during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024.  This decrease was primarily due to a decrease in material purchases, along with slightly reduced consulting costs, partially offset by higher personnel-related expenses, including equity compensation and recruiting costs for technical hires.

Other Income and Expense, net – Other income and expense, net decreased $279 thousand during the first quarter of fiscal year 2025, compared to the first quarter of fiscal year 2024, due to lower dividend income and a realized loss on securities.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Three Months Ended September 30,
(In thousands)	2025	2024	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(3,936)	$(3,686)	$(250)
Net cash provided by investing activities	3,518	(193)	3,325
Net cash used in financing activities	(36)	(45)	9
Net change in cash and cash equivalents	$(454)	$(3,924)	$3,084

Cash and Cash Equivalents

As of September 30, 2025, we held cash and cash equivalents of $2.7 million, and our working capital was approximately $16.3 million. As of June 30, 2025, we had cash and cash equivalents of $3.1 million, and our working capital was approximately $19.5 million. Cash and cash equivalents decreased $0.6 million as of September 30, 2025, compared to June 30, 2025, due to funding our operating losses offset by proceeds from short-term investments.

Operating Activities

Cash used in operating activities increased $250 thousand for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to increased use of cash to fund operating losses and working capital.

Investing Activities

Cash provided by investing activities increased $3.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due primarily to selling short-term time deposit investments.

Financing Activities

Cash used in financing activities was slightly lower for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due primarily to reduced payments for financing obligations.

We did not have any material off-balance sheet arrangements as of September 30, 2025.

Liquidity

There have been no material updates to our expectations for our short- and long-term liquidity and operating capital requirements since our 2025 Form 10-K.

Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three months ended September 30, 2025 and the Company expects that its effective tax rate for the full fiscal year 2026 will be 0%.  Based on the weight of available evidence, including net cumulative losses and expected future losses, the Company has determined that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $763 thousand of uncertain tax positions as of September 30, 2025, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Income Taxes

There was no income tax expense during the three months ended September 30, 2025. There was a $1 thousand provision for income taxes during the three months ended September 30, 2024.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by several factors, many of which are beyond our control, including those set forth in our 2025 Form 10-K and our Form 10-Qs, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the risk factors and other cautionary statements described under the heading “Item 1A Risk Factors” included in our 2025 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).	Exhibit 3.1 to Form 8-K filed on August 1, 2023.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

4.2	Amendment No. 1 to Rights Agreement dated as of December 18, 2023, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.2 to Form 8-K filed on December 18, 2023.

4.3	Amendment No. 2 to Rights Agreement dated as of December 12, 2024, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.3* to Form 8-K filed on December 12, 2024.

Exhibit No.	Description	Incorporation by Reference

19.1	Insider Trading Policy.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1034.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

†	Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 13, 2025	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer, Chief Technology Officer, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)