Form 10-Q
period 2025-12-31
ASTROTECH Corp
filed 2026-02-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 12, 2026, the number of shares of the registrant’s common stock issued and outstanding was: 1,758,953.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	June 30,
	2025	2025
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$3,095	$3,100
Short-term investments	7,037	15,108
Accounts receivable	133	485
Inventory, net:
Raw materials	2,865	2,194
Work-in-process	496	425
Finished goods	310	310
Prepaid expenses and other current assets	412	353
Total current assets	14,348	21,975
Property and equipment, net	2,975	2,395
Intangible asset, net	50	48
Operating lease right-of-use assets, net	1,977	2,225
Other assets, net	346	346
Total assets	$19,696	$26,989
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$649	$1,066
Payroll related accruals	411	529
Accrued expenses and other liabilities	570	451
Lease liabilities, current	268	405
Total current liabilities	1,898	2,451
Accrued expenses and other liabilities, net of current portion	96	164
Lease liabilities, net of current portion	2,184	2,274
Total liabilities	4,178	4,889
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D Preferred Stock issued and outstanding at December 31, 2025, and June 30, 2025 respectively.	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at December 31, 2025, and June 30, 2025, respectively; 1,769,269 shares issued at December 31, 2025, and June 30, 2025, respectively; 1,758,953 outstanding at December 31, 2025, and June 30, 2025, respectively	190,643	190,643
Treasury shares, 10,316 at December 31, 2025, and June 30, 2025, respectively	(119)	(119)
Additional paid-in capital	83,804	83,310
Accumulated deficit	(258,262)	(250,870)
Accumulated other comprehensive loss	(548)	(864)
Total stockholders’ equity	15,518	22,100
Total liabilities and stockholders’ equity	$19,696	$26,989

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue	$148	$261	$445	$295
Cost of revenue	140	106	249	131
Gross profit	8	155	196	164
Operating expenses:
Selling, general and administrative	2,077	2,039	3,857	3,727
Research and development	1,832	2,437	3,776	4,386
Total operating expenses	3,909	4,476	7,633	8,113
Loss from operations	(3,901)	(4,321)	(7,437)	(7,949)
Other income and expense, net	(26)	312	45	662
Loss from operations before income taxes	(3,927)	(4,009)	(7,392)	(7,287)
Income tax expense	—	—	—	—
Net loss	$(3,927)	$(4,009)	$(7,392)	$(7,287)
Weighted average common shares outstanding:
Basic and diluted	1,676	1,638	1,675	1,634
Basic and diluted net loss per common share:
Net loss per common share	$(2.34)	$(2.45)	$(4.41)	$(4.46)
Other comprehensive loss, net of tax:
Net loss	$(3,927)	$(4,009)	$(7,392)	$(7,287)
Available-for-sale securities:
Net unrealized gain (loss)	168	(219)	316	97
Total comprehensive loss	$(3,759)	$(4,228)	$(7,076)	$(7,190)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2025	281	$—	1,759	$190,643	$(119)	$83,310	$(250,870)	$(864)	$22,100
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	148	148
Stock-based compensation	—	—	—	—	—	304	—	—	304
Net loss	—	—	—	—	—	—	(3,465)	—	(3,465)
Balance at September 30, 2025	281	$—	1,759	$190,643	$(119)	$83,614	$(254,335)	$(716)	$19,087
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	168	168
Stock-based compensation	—	—	—	—	—	190	—	—	190
Net loss	—	—	—	—	—	—	(3,927)	—	(3,927)
Balance at December 31, 2025	281	$—	1,759	$190,643	$(119)	$83,804	$(258,262)	$(548)	$15,518

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2024	281	$—	1,702	$190,643	$(119)	$82,480	$(237,020)	$(1,177)	$34,807
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	316	316
Stock-based compensation	—	—	—	—	—	216	—	—	216
Net loss	—	—	—	—	—	—	(3,278)	—	(3,278)
Balance at September 30, 2024	281	$—	1,702	$190,643	$(119)	$82,696	$(240,298)	$(861)	$32,061
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(219)	(219)
Stock-based compensation	—	—	—	—	—	261	—	—	261
Net loss	—	—	—	—	—	—	(4,009)	—	(4,009)
Balance at December 31, 2024	281	$—	1,702	$190,643	$(119)	$82,957	$(244,307)	$(1,080)	$28,094

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,392)	$(7,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	493	477
Depreciation and amortization	457	471
Amortization of operating lease right-of-use assets	138	71
Interest on financing leases	(2)	3
Loss on disposal of asset	—	97
Changes in assets and liabilities:
Accounts receivable	352	(263)
Contract asset	—	(4)
Inventory, net	(886)	(175)
Accounts payable	(417)	659
Other assets and liabilities	(118)	(648)
Repayment of financing liability in connection with internal-use software	—	(49)
Operating lease liabilities	(104)	(82)
Net cash used in operating activities	(7,479)	(6,730)
Cash flows from investing activities:
Purchases of property and equipment	(859)	(512)
Proceeds from short-term investments	8,387	40
Net cash provided by investing activities	7,528	(472)
Cash flows from financing activities:
Repayment of financing liability in connection with internal-use software	(12)	—
Repayments on finance lease liabilities	(42)	(79)
Net cash used in financing activities	(54)	(79)
Net change in cash and cash equivalents	$(5)	$(7,281)
Cash and cash equivalents at beginning of period	3,100	10,442
Cash and cash equivalents at end of period	$3,095	$3,161

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$6
Income taxes paid	$—	$—
Non-cash operating activities: transfer from inventory to fixed asset	$143	$—
Operating Right of Use assets interest	$59	$—

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements of Astrotech Corporation and Subsidiaries (collectively the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three and six months ended December 31, 2025, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending June 30, 2025 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC.

Segment Information

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”), the Chief Executive Officer, in making decisions on how to allocate resources and assess performance. Net sales attributed to customers in the United States and foreign countries for the three months and six months ended December 31, 2025, and December 31, 2024, were as follows:

	Three Months Ended		Six Months Ended
Revenue by Segment	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
(In thousands)
United States	$123	221	$378	$221
Foreign Countries	25	40	67	74
Total Revenue	$148	$261	$445	$295

Product Revenue	Three Months Ended		Three Months Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Product Revenue	$74	$195	74	195
Training Revenue	—	—	$20	—
Grant Revenue	12	25	246	25
Service Revenue	46	19	76	28
Warranty Revenue	16	22	29	47
Total Revenue	$148	$261	$445	$295

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

(2) Investments

The following tables summarize gains and losses related to the Company’s investments as of December 31, 2025, and  June 30, 2025, respectively:

	December 31, 2025
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$6,672	$—	$(514)	$6,158
ETFs - Corporate & Government Debt	913	—	(34)	879
Total	$7,585	$—	$(548)	$7,037

	June 30, 2025
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$10,547	$—	$(668)	$9,879
ETFs - Corporate & Government Debt	5,425	—	(196)	5,229
Total	$15,972	$—	$(864)	$15,108

As of  December 31, 2025, and June 30, 2025, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 10.

The following table presents the carrying amounts of certain financial instruments as of December 31, 2025, and June 30, 2025, respectively:

	Carrying Value		Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	December 31, 2025	June 30, 2025	December 31, 2025	June 30, 2025
Money Market Funds
Mutual Funds - Corporate & Government Debt	$6,158	$9,879	$—	$—
ETFs - Corporate & Government Debt	879	5,229	—	—
Total	$7,037	$15,108	$—	$—

(3) Leases

On  November 22, 2022, Astrotech entered into a sublease agreement for an approximately 3,900 square feet facility to provide the space needed as the Company launches its AgLAB products and continues its R&D efforts at ATI and BreathTech. The sublease commenced on December 1, 2022, and has a lease term of 29 months.

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgment is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization expense for financed lease assets for three months ended December 31, 2025, and 2024 totaled $31 thousand in each period.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	December 31, 2025	June 30, 2025
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$1,977	$2,225
Financing lease assets	Property and equipment, net	171	79
Total lease assets		$2,148	$2,304

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$244	$381
Financing lease obligations	Lease liabilities, current	24	24
Non-current:
Operating lease obligations	Lease liabilities, non-current	2,147	2,225
Financing lease obligations	Lease liabilities, non-current	37	49
Total lease liabilities		$2,452	$2,679

Future minimum lease payments as of  December 31, 2025, under non-cancellable leases are as follows (in thousands):

(In thousands)
For the Year Ended December 31, 2025	Operating Leases	Financing Leases	Total
2026	$189	$13	$202
2027	361	26	387
2028	374	26	400
2029	353	—	353
2030	438	—	437
Thereafter	1,128	—	1,129
Total lease obligations	2,843	65	2,908
Less: imputed interest	(452)	(4)	(456)
Present value of net minimum lease obligations	2,391	61	2,452
Less: lease liabilities - current	(244)	(24)	(268)
Lease liabilities - non-current	$2,147	$37	$2,184

Other information as of December 31, 2025, is as follows:

Weighted-average remaining lease term (years):
Operating leases	6.9
Financing leases	2.5
Weighted-average discount rate:
Operating leases	4.8%
Financing leases	6.1%

Cash payments for operating leases for the three months ended December 31, 2025, and 2024 were $95 thousand and $43 thousand, respectively. Cash payments for financing leases for the three months ended December 31, 2025, and 2024, were $7 thousand and $33 thousand respectively.

(4) Property and Equipment, net

As of December 31, 2025, and June 30, 2025, property and equipment, net consisted of the following, respectively:

(In thousands)	December 31, 2025	June 30, 2025
Furniture, fixtures, equipment & leasehold improvements	$5,069	$3,960
Software	323	323
Capital improvements in progress	53	327
Gross property and equipment	5,445	4,610
Accumulated depreciation and amortization	(2,470)	(2,215)
Property and equipment, net	$2,975	$2,395

Depreciation and amortization expense of property and equipment was $222 thousand and $239 thousand for the three months ended December 31, 2025 and 2024, respectively. Depreciation and amortization expense of property and equipment was $457 thousand and $471 thousand for the six months ended December 31, 2025 and 2024, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $63 thousand for the six months ended December 31, 2025 and 2024.

(5)  Intangible Assets, net

As of December 31, 2025, and June 30, 2025, intangible assets, net consisted of the following, respectively:

(In thousands)	December 31, 2025	June 30, 2025
Indefinite-life intangible asset	$50	$50
Accumulated amortization	—	(2)
Intangible Assets, net	$50	$48

The indefinite-life intangible asset consists of a license from a national laboratory for technology used in gas chromatographic products.

(6) Warranty Reserve

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The warranty reserve balance was $221 thousand and $197 thousand of as  December 31, 2025, and June 30, 2025, respectively.

(7) Stockholders’ Equity

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which were issued and outstanding as of December 31, 2025. Series D Preferred Shares are convertible to common stock on a one-to-thirty basis. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

Common Stock

The Company has issued 1,769,269 shares of common stock and has outstanding shares of common stock of 1,758,953 as of   December 31, 2025. Treasury shares of 10,316 are the difference between issued and outstanding shares.

We did not issue common stock during the three months ended December 31, 2025.

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

On  December 18, 2023, the Company entered into Amendment No. 1 to Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent (the "Amendment"), which extended the Final Expiration Date (as defined in the Rights Plan) to  December 20, 2024. On  December 12, 2024, the Company entered into Amendment No. 2 to the Rights Agreement between the Company and the Rights Agent, which extends the Final Expiration Date to  December 20, 2025, unless the Final Expiration Date is further extended by the Company or the rights subject to the Rights Plan are earlier redeemed or exchanged by the Company in accordance with the terms of the Rights Plan. On December 12, 2025, the Company entered into Amendment No. 3 to the Rights Agreement with the Rights Agent, which extends the Final Expiration Date to December 20, 2026, unless the Final Expiration Date is further extended by the Company in accordance with the terms of the Rights Plan.  All other terms and conditions of the Rights Plan remain unchanged.

Warrants

A summary of the common stock warrant activity for the six months ended December 31, 2025, is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2025	77	$69.04	$3,553	0.63
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	(21)	84.77	$1,255	—
Outstanding December 31, 2025	56	$62.98	$2,298	0.18

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(3,927)	$(4,009)	$(7,392)	$(7,287)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,676	1,638	1,675	1,634
Basic and diluted net loss per common share:
Net loss per common share	$(2.34)	$(2.45)	$(4.41)	$(4.46)

All unvested restricted stock awards and convertible Series D preferred shares for the six months ended December 31, 2025, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 250,956 shares of common stock at exercise prices ranging from $4.73 to $175.50 per share outstanding as of December 31, 2025, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

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

An additional factor is reasonable assurance of collectability.  This necessitates deferral of all or a portion of revenue recognition until assurance of collection.  For the three months ended December 31, 2025, three major customers accounted for substantially all of the $148 thousand in revenue.  For the year ended December 31, 2024, the company recognized $261 thousand in revenue, primarily from two customers which represented a significant portion of our total revenue for the three months ended December, 2024.  For the six months ended December 31, 2025, five major customers accounted for substantially all of the Company's revenue.  For the year ended December 31, 2024, the Company recognized $295 thousand in revenue, primarily from three customers which represented a significant portion of our total revenue for the six months ended December, 2024.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of December 31, 2025, and  June 30, 2025:

	December 31, 2025
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	6,158	6,158	—	—	6,158
ETFs - Corporate & Government Debt	879	879	—	—	879
Total Available-for-Sale Investments	$7,037	$7,037	$—	$—	$7,037

	June 30, 2025
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	9,879	9,879	—	—	9,879
ETFs - Corporate & Government Debt	5,229	5,229	—	—	5,229
Total Available-for-Sale Investments	$15,108	$15,108	$—	$—	$15,108

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

(11) Business Risk and Credit Risk Concentration Involving Cash

The Company had three customers that materially comprised all of the Company’s revenue for the three and six months ended December 31, 2025.  The Company had one customer that materially comprised all the Company’s revenue for the three and six months ended  December 31, 2024.

The Company maintains funds in bank accounts that  may exceed the limit insured by the Federal Deposit Insurance Corporation (the “FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts. The general insurance limit is $250,000 per separately insured depositor. The combined balances of these bank accounts as of  December 31, 2025 were $2.6 million across two financial institutions.

(12) Stock-Based Compensation

We have granted equity incentives to employees and directors in the form of stock options and restricted stock awards. The total stock-based compensation expense for all equity incentives was $190 thousand and $261 thousand for the three months ended December 31, 2025, and December 31, 2024, respectively. The total stock-based compensation expense for all equity incentives was $494 thousand and $477 thousand for the six months ended December 31, 2025, and December 31, 2024, respectively.

Stock Options

The Company’s stock option activity for the six months ended December 31, 2025, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2025	213,113	$12.35
Granted	62,750	4.73
Exercised	—	—
Canceled or expired	(24,907)	7.43
Outstanding at December 31, 2025	250,956	$10.97

The aggregate intrinsic value was $0 for all of options exercisable and for all unvested options at December 31, 2025, because the fair value of the Company’s common stock was less than the exercise prices of these options.

The table below details the Company’s stock options outstanding as of December 31, 2025:

Range of Exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$4.73 - 9.69	92,500	9.35	$5.72	4,202	$8.99
$10.10 - 11.27	81,564	7.73	10.12	56,324	18.52
$11.51 - 19.2	74,951	7.70	14.26	46,123	15.96
$159 - 175.50	1,941	1.35	170.33	1,941	170.33
$4.73 - 175.50	250,956	8.27	10.97	108,590	$19.78

Compensation costs recognized related to stock option awards were $115 thousand and $200 thousand for each of the three months ended December 31, 2025, and 2024, respectively. Compensation costs recognized related to stock option awards were $495 thousand and $355 thousand for each of the six months ended December 31, 2025, and 2024, respectively.   The remaining stock-based compensation expense of $727 thousand related to stock options will be recognized over a weighted-average period of 1.84 years.

Restricted Stock

The Company’s restricted stock activity for the six months ended December 31, 2025, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	85,834	$14.11
Granted	-	5.28
Vested	(3,334)	-
Canceled or expired	-	-
Outstanding at December 31, 2025	82,500	$17.32

Stock compensation expenses related to restricted stock were $75 thousand and $61 thousand for the three months ended December 31, 2025, and 2024, respectively. Stock compensation expenses related to restricted stock were $150 thousand and $87 thousand for the six months ended December 31, 2025, and 2024, respectively.  The remaining stock-based compensation expense of $491 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.92 years.

(13) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2025, the Company has a valuation allowance against all of its net deferred tax assets.

For the six months ended December 31, 2025 and 2024, the Company incurred pre-tax losses in the amount of $7.4 million and $7.3 million, respectively. The total effective tax rate was approximately 0% for the six months ended December 31, 2025, and 2024.

For each of the six months ended December 31, 2025, and 2024, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $763 thousand of uncertain tax positions as of December 31, 2025, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming twelve months.

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

(15) Subsequent Events

Subsequent to December 31, 2025, the Company filed a registration statement on Form S-3 with the SEC to register the offer and sale of certain securities from time to time, subject to market and other conditions. The registration statement was declared effective by the SEC on January 30, 2026. As of February 12, 2026, no sales of securities have been made pursuant to the registration statement.

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

We obtained ECAC certification in 2019 which allows us to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries. We currently sell the TRACER 1000 to customers who accept ECAC certification.  As of December 31, 2025, we have the TRACER 1000 in approximately 35 locations in 16 countries throughout the United States of America, Europe and Asia.

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

Results of Operations

Three months ended December 31, 2025, compared to three months ended December 31, 2024:

Selected consolidated financial data for the three months ended December 31, 2025, and 2024 is as follows:

	Three Months Ended December 31,
(In thousands)	2025	2024
Revenue	$148	$261
Cost of revenue	140	106
Gross profit	8	155
Gross margin	5%	59%
Operating expenses:
Selling, general and administrative	2,077	2,039
Research and development	1,832	2,437
Total operating expenses	3,909	4,476
Loss from operations	(3,901)	(4,321)
Other income and expense, net	(26)	312
Net loss	$(3,927)	$(4,009)

Revenue – Total revenue decreased by $113 thousand during the three months ended December 31, 2025, compared to the same period in 2024. This decrease was primarily due to lower instrument and grant revenue recognized during the quarter. Consumables revenue increased meaningfully compared to the prior period; however, this increase was not sufficient to offset the decline across other products categories. Revenue during the three months ended December 31, 2025, continued to be concentrated among one or two customers, consistent with prior periods. In the three months ended December 31, 2025, there was also the addition of a new customer, which may help mitigate revenue volatility associated with customer concentration.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Our cost of revenue increased by $34 thousand during the three months ended December 31, 2025, compared to the same period in 2024. The increase was driven by higher warranty-related costs and expenses incurred to support service and maintenance activities during the three months ended December 31, 2025. As a result, gross margin decreased by 54% during the three months ended December 31, 2025, compared to the same period in 2024.

Operating Expenses – Operating expenses decreased by $567 thousand, or 12.7%, during the three months ended December 31, 2025, compared to the same period in 2024. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses increased $38 thousand or 1.9% during the three months ended December 31, 2025, compared to the same period in 2024 primarily due to higher legal costs, investor relations, moving costs, and depreciation associated with leasehold improvements placed in service in October 2025 for the new location. These increases were partially offset by reduced spending on sales and marketing activities and lower consulting expenses.

●

Research and development expenses decreased $605 thousand, or 24.8%, during the three months ended December 31, 2025, compared to the same period in 2024.  The decrease was primarily driven by lower consulting costs and reduced spending on materials and equipment. These reductions were partially offset by higher facilities related expenses associated with the move to the new location. In addition, the hiring of a new employee during the three months ended December 31, 2025, resulted in higher payroll and related expenses.

Other Income and Expense, net – Other income and expense, net decreased by $338 thousand during the three months ended December 31, 2025, compared to the same period in 2024, primarily due to lower dividend income and a realized loss on securities, partially offset by higher interest income.

Six months ended December 31, 2025, compared to six months ended December 31, 2024:

Selected consolidated financial data for the six months ended December 31, 2025, and 2024 is as follows:

	Six Months Ended December 31,
(In thousands)	2025	2024
Revenue	$445	$295
Cost of revenue	249	131
Gross profit	196	164
Gross margin	44%	56%
Operating expenses:
Selling, general and administrative	3,857	3,727
Research and development	3,776	4,386
Total operating expenses	7,633	8,113
Loss from operations	(7,437)	(7,949)
Other income and expense, net	45	662
Net loss	$(7,392)	$(7,287)

Revenue – Total revenue increased by $150 thousand for the six months ended December 31, 2025, compared to the same period in 2024.The year- over year-increase was primarily attributable to a $220 thousand increase in grant revenue and a $50 thousand increase in consumables.  These increases were partially offset by lower product revenue and warranty revenue of $120 thousand and $20 respectively.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Our costs of revenue include materials, overhead, warranty expenses, shipping, and labor. Cost of revenue increased by $118 thousand during the six months ended December 31, 2025, compared to the same period in 2024.  This increase reflects costs associated with fulfilling grant related milestones and warranty expenses. Gross margin declined primarily because cost of revenue increased at a rate that was nearly proportional to the increase in revenue, driven by higher labor and increased warranty-related expenses.

Operating Expenses – Operating expenses decreased $480 thousand, or 5.9% during the six months ended December 31, 2025 compared to the same period in 2024.

●

Selling, general and administrative expenses increased by $130 thousand during the six months ended December 31, 2025, compared to the prior year period. The increase was primarily driven by moving related costs, higher depreciation associated with leasehold improvements for the Braker lease, and increased legal fees, partially offset by lower consulting fees.

●

Research and development expenses decreased by approximately $610 thousand, or 13.9%, compared to the second period in 2024. The decrease was primarily driven by reductions in contractor and consulting spending and lower materials and equipment costs, partially offset by higher labor and fringe expenses and increased facilities costs associated with the new location.

Other Income and Expense, net – Other income and expense, net decreased by $617 thousand for the six months ended December 31, 2025, compared to the same prior year period, due to lower dividend income and higher realized loss on securities

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Six Months Ended December 31,
(In thousands)	2025	2024	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(7,479)	$(6,730)	$(749)
Net cash provided by investing activities	7,528	(472)	8,000
Net cash used in financing activities	(54)	(79)	25
Net change in cash and cash equivalents	$(5)	$(7,281)	$7,276

Cash and Cash Equivalents

As of December 31, 2025, cash and cash equivalents remained approximately $3.1 million and working capital was $12.5 million, compared to cash and cash equivalents of $3.2 million, and working capital of approximately $25.5 million as of December 30, 2024. Cash decreased by approximately $5 thousand during the six months ended December 31, 2025, as operating cash outflows were largely offset by proceeds from short-term investment.

Operating Activities

Cash used in operating activities increased by approximately $0.7 million for the six months ended December 31, 2025, compared to the same period in 2024, due to higher operating losses and increased working capital requirements.

Investing Activities

Cash provided by investing activities increased by approximately $8 million driven primarily by $8.4 million of proceeds from short investments, partially offset by $0.9 million of capital expenditures, including leasehold improvements.

Financing Activities

Cash used in financing activities decreased by $25 thousand for the six months ended December 31, 2025 compared to the same period in 2024, primarily due to lower payments on finance lease obligations.

We did not have any material off-balance sheet arrangements as of December 31, 2025.

Liquidity

The Company’s unaudited consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. At December 31, 2025, the Company had cash of approximately $3,095,000, short-term investments of approximately $7,037,000, and has positive working capital of $12,450,000.

Management believes that its current available resources, along with potential funds to be received from potential equity offerings, will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company determine, it shall be unable to continue as a going concern.

Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three and six months ended December 31, 2025 and the Company expects that its effective tax rate for the full fiscal year 2026 will be 0%.  Based on the weight of available evidence, including net cumulative losses and expected future losses, the Company has determined that it is more likely than not that it U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $763 thousand of uncertain tax positions as of December 31, 2025, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months

Income Taxes

There was no income tax expense for the three and six months ended December 31, 2025.   There was $1 thousand provision for income taxes during both the three and six months ended December 31, 2024.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by several factors, many of which are beyond our control, including those set forth in our 2025 Form 10-K and our subsequently filed Form 10-Qs, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the risk factors and other cautionary statements described under the heading “Item 1A Risk Factors” included in our 2025 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).	Exhibit 3.1 to Form 8-K filed on August 1, 2023.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

4.2	Amendment No. 1 to Rights Agreement dated as of December 18, 2023, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.2 to Form 8-K filed on December 18, 2023.

4.3	Amendment No. 2 to Rights Agreement dated as of December 12, 2024, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.3 to Form 8-K filed on December 12, 2024.

4.4	Amendment No. 3 to Rights Agreement dated as of December 12, 2025, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21,2022.	Exhibit 4.4 to Form 8-K filed on December 17, 2025.

Exhibit No.	Description	Incorporation by Reference

19.1	Insider Trading Policy.	Exhibit 19.1 to Form 10-Q filed on November 13, 2025

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1034.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: February 13, 2026	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer, Chief Technology Officer, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)