Form 10-Q
period 2026-03-31
ASTROTECH Corp
filed 2026-05-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, the number of shares of the registrant’s common stock issued and outstanding was 1,758,953.

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	June 30,
	2026	2025
	(Unaudited)	(Note)
Assets
Current assets
Cash and cash equivalents	$2,679	$3,100
Short-term investments	3,903	15,108
Accounts receivable	504	485
Inventory, net:
Raw materials	3,019	2,194
Work-in-process	531	425
Finished goods	310	310
Prepaid expenses and other current assets	383	353
Total current assets	11,329	21,975
Property and equipment, net	2,573	2,395
Intangible asset, net	50	48
Operating lease right-of-use assets, net	1,906	2,225
Other assets, net	315	346
Total assets	$16,173	$26,989
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$234	$1,066
Payroll related accruals	461	529
Accrued expenses and other liabilities	865	451
Lease liabilities, current	275	405
Total current liabilities	1,835	2,451
Accrued expenses and other liabilities, net of current portion	79	164
Lease liabilities, net of current portion	2,104	2,274
Total liabilities	4,018	4,889
Commitments and contingencies (Note 15)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at March 31, 2026, and June 30, 2025	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at March 31, 2026, and June 30, 2025, respectively; 1,769,269 shares issued at March 31, 2026, and June 30, 2025 respectively; 1,758,953 shares outstanding at March 31, 2026, and June 30, 2025.	190,643	190,643
Treasury shares, 10,316 at March 31, 2026, and June 30, 2025, respectively	(119)	(119)
Additional paid-in capital	84,050	83,310
Accumulated deficit	(262,030)	(250,870)
Accumulated other comprehensive loss	(389)	(864)
Total stockholders’ equity	12,155	22,100
Total liabilities and stockholders’ equity	$16,173	$26,989

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue	$343	$534	$787	$829
Cost of revenue	276	297	525	428
Gross profit	67	237	262	401
Operating expenses:
Selling, general and administrative	2,085	2,115	5,941	5,842
Research and development	1,435	1,989	5,211	6,375
Total operating expenses	3,520	4,104	11,152	12,217
Loss from operations	(3,453)	(3,867)	(10,890)	(11,816)
Other income and expense, net	(315)	234	(271)	896
Loss from operations before income taxes	(3,768)	(3,633)	(11,161)	(10,920)
Net loss	$(3,768)	$(3,633)	$(11,161)	$(10,920)
Weighted average common shares outstanding:
Basic and diluted	1,677	1,665	1,676	1,663
Basic and diluted net loss per common share:
Net loss per common share	$(2.25)	$(2.18)	$(6.66)	$(6.57)
Other comprehensive loss, net of tax:
Net loss	$(3,768)	$(3,633)	$(11,161)	$(10,920)
Available-for-sale securities:
Net unrealized gain (loss)	159	139	476	236
Total comprehensive loss	$(3,609)	$(3,494)	$(10,685)	$(10,684)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2025	281	$—	1,759	$190,643	$(119)	$83,310	$(250,870)	$(864)	$22,100
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	148	148
Stock offering costs	—	—	—	—	—	-	—	—	-
Stock-based compensation	—	—	—	—	—	304	—	—	304
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Forfeiture of stock options	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	—	—	-	—	—	-	—	—	-
Net loss	—	—	—	—	—	—	(3,465)	—	(3,465)
Balance at September 30, 2025	281	$—	1,759	$190,643	$(119)	$83,614	$(254,335)	$(716)	$19,087
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	168	168
Issuance of stock, net of offering costs	—	—					—	—	-
Stock-based compensation	—	—	—	—	—	190	—	—	190
Cancellation of restricted stock	—	—	-	—	—	-	—	—	-
Exercise of stock options			—	—	—	—	—	—	—
Share repurchases			—	—	—	—	—	—	—
Restricted stock issuance			-	-	-	—	—	—	—
Net loss	—	—	—	—	—	—	(3,927)	—	(3,927)
Balance at December 31, 2025	281	$—	1,759	$190,643	$(119)	$83,804	$(258,262)	$(548)	$15,518
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	159	159
Stock-based compensation	—	—	—	—	—	246	—	—	246
Cancellation of restricted stock	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—					—	—	-
Net loss	—	—	—	—	—	—	(3,768)	—	(3,768)
Balance at March 31, 2026	281	$—	1,759	$190,643	$(119)	$84,050	$(262,030)	$(389)	$12,155

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2024	281	$—	1,702	$190,643	$(119)	$82,480	$(237,020)	$(1,177)	$34,807
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	316	316
Stock-based compensation	—	—	—	—	—	216	—	—	216
Net loss	—	—	—	—	—	—	(3,278)	—	(3,278)
Balance at September 30, 2024	281	$—	1,702	$190,643	$(119)	$82,696	$(240,298)	$(861)	$32,061
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(219)	(219)
Stock-based compensation	—	—	—	—	—	261	—	—	261
Net loss	—	—	—	—	—	—	(4,009)	—	(4,009)
Balance at December 31, 2024	281	$—	1,702	$190,643	$(119)	$82,957	$(244,307)	$(1,080)	$28,094
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	139	139
Stock-based compensation	—	—	—	—	—	152	—	—	152
Cancellation of restricted stock	—	—	(8)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	-
Net loss	—	—	—	—	—	—	(3,633)	—	(3,633)
Balance at March 31, 2025	281	$—	1,694	$190,643	$(119)	$83,109	$(247,940)	$(941)	$24,752

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,161)	$(10,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	740	629
Depreciation and amortization	684	718
Amortization of operating lease right-of-use assets	210	107
Interest on financing leases	(3)	4
Loss on disposal of asset	210	97
Changes in assets and liabilities:
Accounts receivable	(19)	(439)
Contract asset	—	(7)
Inventory, net	(1,112)	(278)
Accounts payable	(832)	243
Other assets and liabilities	287	(627)
Operating lease liabilities	(169)	(118)
Net cash used in operating activities	(11,165)	(10,591)
Cash flows from investing activities:
Purchases of property and equipment	(857)	(485)
Purchases of intangible assets	—	(50)
Proceeds from short-term investments	11,681	3,653
Net cash provided by investing activities	10,824	3,118
Cash flows from financing activities:
Repayment of financing liability in connection with internal-use software	(63)	(70)
Repayments on finance lease liabilities	(17)	(87)
Net cash used in financing activities	(80)	(157)
Net change in cash and cash equivalents	$(421)	$(7,630)
Cash and cash equivalents at beginning of period	3,100	10,442
Cash and cash equivalents at end of period	$2,679	$2,812

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$9
Non-cash financing activities: Transfer from inventory	181	—
Operating right of use assets interests	87	21

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

●

BreathTech Corporation (“BreathTech”) is advancing a breath analysis tool to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate a compromised condition including but not limited to a bacterial or viral infection. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements of Astrotech Corporation and Subsidiaries (collectively the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three and nine months ended March 31, 2026, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending June 30, 2026 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC.

Segment Information

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”), the Chief Executive Officer, in making decisions on how to allocate resources and assess performance. Net sales attributed to customers in the United States and foreign countries for the three months and nine months ended March 31, 2026, and March 31, 2025, were as follows:

	Three Months Ended		Nine Months Ended
Revenue by Segment	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
(In thousands)
United States	$221	487	$599	$709
Foreign Countries	122	47	188	120
Total Revenue	$343	$534	$787	$829

Product Revenue	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Product Revenue	$147	$348	220	543
Training Revenue	—	—	$20	—
Grant Revenue	(41)	68	205	94
Service Revenue	217	56	294	84
Warranty Revenue	20	62	48	108
Total Revenue	$343	$534	$787	$829

Accounting Pronouncements

In  December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after  December 15, 2024. We adopted this standard in fiscal year 2025 This pronouncement has not impacted the Company’s consolidated financial statements.

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

(2) Liquidity

As of March 31, 2026, the Company had cash of approximately $2.7 million, short-term investments of approximately $3.9 million , and has positive working capital of approximately $9.5 million. We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $262 million at March 31, 2026. Management believes that our cash and cash equivalents, and investments at March 31, 2026, together with operational cash flows, and capital-raising activities will fund our current operating plans and meet our anticipated obligations for at least the next 12 months.

Substantial additional capital will be required to support longer-term growth and operational objectives. Future cash flows are subject to a number of variables, including the ability to generate sales under existing and future business opportunities, and significant additional capital expenditures may be required to conduct our operations. There can be no assurance that operations and other capital sources will provide sufficient cash to maintain planned or future levels of capital expenditures.

We regularly monitor potential financings and capital sources, including equity and debt markets, in an effort to meet our planned capital expenditures and liquidity requirements. The availability and terms of future financing will depend on a variety of factors, including general economic and market conditions, our operating performance, and investor interest. Additional funding may not be available on acceptable terms, if at all. If we are unable to obtain adequate financing when needed, we may be forced to delay, reduce the scope of, or eliminate certain operations, commercialization efforts, or other aspects of our business. In addition, raising additional funds through equity offerings may result in dilution to our stockholders, while debt or other financing could involve covenants or obligations that restrict our business operations. Until we can generate sufficient revenue from product sales, if at all, we expect to finance our operations primarily through existing cash reserves and additional capital-raising activities.

(3) Investments

The following tables summarize gains and losses related to the Company’s investments as of March 31, 2026, and  June 30, 2025, respectively:

	March 31, 2026
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$4,292	$—	$(389)	$3,903
ETFs - Corporate & Government Debt	—	—	—	—
Total	$4,292	$—	$(389)	$3,903

	June 30, 2025
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$10,547	$—	$(668)	$9,879
ETFs - Corporate & Government Debt	5,425	—	(196)	5,229
Total	$15,972	$—	$(864)	$15,108

As of  March 31, 2026, and June 30, 2025, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see footnote 11.

The following table presents the carrying amounts of certain financial instruments as of March 31, 2026, and June 30, 2025, respectively:

	Carrying Value		Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025
Money Market Funds
Mutual Funds - Corporate & Government Debt	$3,903	$9,879	$—	$—
ETFs - Corporate & Government Debt	-	5,229	—	—
Total	$3,903	$15,108	$—	$—

(4) Leases

On  November 22, 2022, Astrotech entered into a sublease agreement for an approximately 3,900 square feet facility to provide the space needed as the Company launches its AgLAB products and continues its R&D efforts at ATI and BreathTech. The sublease commenced on December 1, 2022, and has a lease term of 29 months. This sublease agreement expired on October 31, 2025, and the company no longer occupies the space.

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgment is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization expense for financed lease assets for three months ended March 31, 2026, and 2025 totaled $31 thousand in each period.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	March 31, 2026	June 30, 2025
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$1,906	$2,225
Financing lease assets	Property and equipment, net	$139	79
Total lease assets		$2,045	$2,304

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$251	$381
Financing lease obligations	Lease liabilities, current	24	24
Non-current:
Operating lease obligations	Lease liabilities, non-current	2,073	2,225
Financing lease obligations	Lease liabilities, non-current	31	49
Total lease liabilities		$2,379	$2,679

Future minimum lease payments as of  March 31, 2026, under non-cancellable leases are as follows (in thousands):

(In thousands)
For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2026	$95	$6	$101
2027	361	26	387
2028	374	26	400
2029	353	—	353
2030	438	—	438
Thereafter	1,127	—	1,127
Total lease obligations	2,748	58	2,806
Less: imputed interest	(424)	(3)	(427)
Present value of net minimum lease obligations	2,324	55	2,379
Less: lease liabilities - current	(251)	(24)	(275)
Lease liabilities - non-current	$2,073	$31	$2,104

Other information as of March 31, 2026, is as follows:

Weighted-average remaining lease term (years):
Operating leases	6.7
Financing leases	2.3
Weighted-average discount rate:
Operating leases	4.8%
Financing leases	6.1%

Cash payments for operating leases for the three months ended March 31, 2026, and 2025 were $95 thousand and $43 thousand, respectively. Cash payments for financing leases for the three months ended March 31, 2026, and 2025, were $7 thousand and $9 thousand respectively. Cash payments for operating leases for the nine months ended March 31, 2026, and 2025 were $253 thousand and $128 thousand respectively. Cash payments for financing leases for the nine months ended March 31, 2026, and 2025, were $17 thousand and $87 thousand respectively.

(5) Property and Equipment, net

As of March 31, 2026, and June 30, 2025, property and equipment, net consisted of the following, respectively:

(In thousands)	March 31, 2026	June 30, 2025
Furniture, fixtures, equipment & leasehold improvements	$4,771	$3,960
Software	323	323
Capital improvements in progress	36	327
Gross property and equipment	5,130	4,610
Accumulated depreciation and amortization	(2,557)	(2,215)
Property and equipment, net	$2,573	$2,395

Depreciation and amortization expense of property and equipment was $227 thousand and $247 thousand for the three months ended March 31, 2026, and 2025, respectively. Depreciation and amortization expense of property and equipment was $684 thousand and $718 thousand for the nine months ended March 31, 2026 and 2025, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $95 thousand and $69 thousand for each of the nine months ended March 2026, and 2025.

(6)  Intangible Assets, net

As of March 31, 2026, and June 30, 2025, intangible assets, net consisted of the following, respectively:

(In thousands)	March 31, 2026	June 30, 2025
Intangible asset	$50	$50
Accumulated amortization	—	(2)
Intangible Assets, net	$50	$48

The intangible asset consists of a license from a national laboratory for technology used in gas chromatographic products.

(7) Warranty Reserve

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The warranty reserve balance was $195 thousand and $197 thousand as of  March 31, 2026, and June 30, 2025, respectively.

(8) Stockholders’ Equity

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which were issued and outstanding as of  March 31, 2026. Series D Preferred Shares are convertible to common stock on a one-to-thirty basis, representing approximately 8.4 million shares of common stock upon conversion. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

Common Stock

The Company has issued 1,769,269 shares of common stock and has outstanding shares of common stock of 1,758,953 as of  March 31, 2026. Treasury shares of 10,316 are the difference between issued and outstanding shares.

We did not issue common stock during the three months ended March 31, 2026.

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

Warrants

A summary of the common stock warrant activity for the nine months ended March 31, 2026, is presented below:

	Number of Shares Underlying Warrants (In thousands)	Weighted Average Exercise Price	Aggregate Fair Market Value at Issuance (In thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding June 30, 2025	77	$69.04	$3,553	0.63
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	(27)	92.53	$1,758	—
Outstanding March 31, 2026	50	56.25	$1,796	0.01

Shelf Registration Statement

On January 28, 2026, the Company filed a Registration Statement on Form S-3 (Registration No. 333-293023) (the “Shelf Registration Statement”), declared effective on January 30, 2026 by the SEC, which includes a base prospectus that allows the Company to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $30 million. As described in the Shelf Registration Statement, pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell securities registered on the Shelf Registration Statement, in a public primary offering with a value exceeding more than one-third of the Company’s public float in any 12-month period so long as the Company’s public float remains below $75 million (the “Baby Shelf Limitation”). As of the date of the Shelf Registration Statement and after giving effect to the Baby Shelf limitation and the public float of the Company’s common stock, the Company may offer and sell shares of its common stock having an aggregate offering price of up to approximately $1,974,354. The Shelf Registration Statement is intended to preserve the Company’s flexibility to raise capital from time to time, if and when needed.

(9) Net Loss per Share

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(3,768)	$(3,633)	$(11,161)	$(10,920)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,677	1,665	1,676	1,663
Basic and diluted net loss per common share:
Net loss per common share	$(2.25)	$(2.18)	$(6.66)	$(6.57)

All unvested restricted stock awards and convertible Series D preferred shares for the nine months ended March 31, 2026, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 234,426 shares of common stock at exercise prices ranging from $4.73 to $175.50 per share outstanding as of March 31, 2026, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

(10) Revenue Recognition

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

An additional factor is reasonable assurance of collectability.  This necessitates deferral of all or a portion of revenue recognition until assurance of collection.  For the three months ended March 31, 2026, one major customer accounted for substantially all of the $99 thousand in revenue.  For the three months ended March 31, 2025, two customers accounted for substantially all of the $534 thousand in revenue.  For the nine months ended March 31, 2026, four major customers accounted for substantially all of the $787 thousand of the Company's revenue.  For the nine months ended March 31, 2025, the Company recognized $829 thousand in revenue, primarily from three customers, which represented a significant portion of our total revenue for the period.

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

(11) Fair Value Measurement

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of March 31, 2026, and  June 30, 2025:

	March 31, 2026
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	3,903	3,903	—	—	3,903
ETFs - Corporate & Government Debt	-	-	—	—	-
Total Available-for-Sale Investments	$3,903	$3,903	$—	$—	$3,903

	June 30, 2025
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	9,879	9,879	—	—	9,879
ETFs - Corporate & Government Debt	5,229	5,229	—	—	5,229
Total Available-for-Sale Investments	$15,108	$15,108	$—	$—	$15,108

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

(12) Business Risk and Credit Risk Concentration Involving Cash

For the three months ended March 31, 2026 and 2025, one and two customers, respectively, accounted for substantially all of the Company's revenue. For the nine months ended March 31, 2026, and 2025, four and three customers, respectively, accounted for substantially all the of the Company's revenue.

The Company maintains funds in bank accounts that  may exceed the limit insured by the Federal Deposit Insurance Corporation (the “FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts. The general insurance limit is $250,000 per separately insured depositor. The combined balances of these bank accounts as of  March 31, 2026, were $2.2 million across two financial institutions.

(13) Stock-Based Compensation

We have granted equity incentives to employees and directors in the form of stock options and restricted stock awards. The total stock-based compensation expense for all equity incentives was $245 thousand and $152 thousand for the three months ended March 31, 2026, and March 31, 2025, respectively. The total stock-based compensation expense for all equity incentives was $740 thousand and $629 thousand for the nine months ended March 31, 2026, and March 31, 2025, respectively.

Stock Options

The Company’s stock option activity for the nine months ended March 31, 2026, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2025	213,113	$15.36
Granted	78,250	4.84
Exercised	—	—
Canceled or expired	(56,937)	7.62
Outstanding at March 31, 2026	234,426	$11.10

The aggregate intrinsic value was $0 for all of options exercisable and for all unvested options at March 31, 2026, because the fair value of the Company’s common stock was less than the exercise prices of these options.

The table below details the Company’s stock options outstanding as of March 31, 2026:

Range of Exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$4.73 - 9.69	84,600	9.16	$5.56	23,169	$6.18
$10.10 - 11.27	75,130	7.49	10.12	50,490	10.12
$11.51 - 19.2	72,755	7.45	14.32	36,832	18.95
$159 - 175.50	1,941	1.11	170.33	1,941	170.33
$4.73 - 175.50	234,426	8.03	11.10	112,432	$14.97

Compensation costs recognized related to stock option awards were $73 thousand and $126 thousand for each of the three months ended March 31, 2026, and 2025, respectively. Compensation costs recognized related to stock option awards were $464 thousand and $480 thousand for each of the nine months ended March 31, 2026, and 2025, respectively. The remaining stock-based compensation expense of $514 thousand related to stock options will be recognized over a weighted-average period of 1.59 years.

Restricted Stock

The Company’s restricted stock activity for the nine months ended March 31, 2026, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2025	85,834	$14.11
Granted
Vested
Canceled or expired	(4,050)	10.41
Outstanding at March 31, 2026	81,784	$17.32

Stock compensation expenses related to restricted stock were $172 thousand and $26 thousand for the three months ended March 31, 2026, and 2025, respectively. Stock compensation expenses related to restricted stock were $246 thousand and $149 thousand for the nine months ended March 31, 2026, and 2025, respectively. The remaining stock-based compensation expense of $419 thousand related to restricted stock awards granted will be recognized over a weighted-average period of 1.72 years.

(14) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2026, the Company has a valuation allowance against all of its net deferred tax assets.

For the nine months ended March 31, 2026 and 2025, the Company incurred pre-tax losses in the amount of $11.2 million and $10.9 million, respectively. The total effective tax rate was approximately 0% for the nine months ended March 31 2026 and 2025.

For each of the nine months ended March 31, 2026 and 2025, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $763 thousand of uncertain tax positions as of March 31, 2026, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

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

(16) Subsequent Events

Management has determined there are no subsequent events to report through May 14, 2026.

(17)

Related Party

During the nine months ended March 31, 2026, the Company has incurred consulting expenses of $211 thousand dollars for services provided by a consultant who is the son‑in‑law of the Company’s Chief Executive Officer. The services primarily related to software services. The engagement and compensation terms were reviewed and approved in accordance with the Company’s related party transaction policy. Management believes the terms of this arrangement are similar to those that would be obtained from an unaffiliated third party.

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

Our mission encompasses the advancement of both mass spectrometry and gas chromatography, two powerful analytical techniques that together enable precise detection and identification of chemical compounds across a wide range of high-demand environments. We aim to expand access to mass spectrometry and its use through the deployment of devices designed specifically for the appropriate levels of precision required in high-volume, real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. We are introducing our new line of products that are ultra-portable, on-site, rugged environmental testing instruments, featuring our proprietary ATi Gas Chromatography Column ("GC") and ATi Mass Spectrometer Technology ("MS") to achieve our mission through simplifying the user interface, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.The Astrotech Mass Spectrometer Technology™ ("AMS Technology") and ATi GC platforms achieve our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.

We are commercializing the AMS Technology platform through application specific, wholly owned subsidiaries.

Astrotech Technologies, Inc.

Astrotech Technologies, Inc. ("ATI") owns and licenses the AMS Technology, the platform MS technology originally developed by 1st Detect. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 16 patents granted along with extensive trade secrets. With a number of diverse market opportunities for our core technology, ATI is structured to license our intellectual property for different fields of use. ATI currently licenses the AMS Technology to our four wholly owned subsidiaries on an exclusive basis.

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

We obtained ECAC certification in 2019 which allows us to sell the TRACER 1000 to airport and cargo security customers in the European Union and certain other countries. We currently sell the TRACER 1000 to customers who accept ECAC certification.  As of March 31, 2026, we have the TRACER 1000 in approximately 37 locations in 16 countries throughout the United States of America, Europe and Asia.

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

On May 11, 2026, we announced the TRACER 1000 system has achieved ECAC/EU G1 approval, meeting the highest European standards for aviation security.  This approval reflects compliance with the European Civil Aviation Conference and European Commission requirements for trace detection systems, supporting enhanced security for airline passengers.

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

Results of Operations

Three months ended March 31, 2026, compared to three months ended March 31, 2025:

Selected consolidated financial data for the three months ended March 31, 2026, and 2025 is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenue	$343	$534
Cost of revenue	276	297
Gross profit	67	237
Gross margin	20%	44%
Operating expenses:
Selling, general and administrative	2,085	2,115
Research and development	1,435	1,989
Total operating expenses	3,520	4,104
Loss from operations	(3,453)	(3,867)
Other income and expense, net	(315)	234
Net loss	$(3,768)	$(3,633)

Revenue – Total revenue was $343 thousand for the three months ended March 31, 2026, compared to $534 thousand for the three months ended March 31, 2025. During the three months ended March 31, 2026, revenue was primarily derived from consumables, with additional product sales of the TRACER 1000. The decrease in revenue was primarily due to lower product revenue and negative grant revenue, reflecting additional hours incurred as a result of re-testing phase, partially offset by increased consumables revenue.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Cost of revenue includes materials, overhead, warranty expenses, shipping, and labor. Our cost of revenue decreased by $21 thousand during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower device sales, partially offset by higher consumables and grant related costs. The decrease was primarily attributable to consumables sold at costs exceeding revenue during the current quarter. These consumables were purchased at elevated costs during the COVID period and subsequently sold below cost to recover value rather than write off the inventory, which resulted in revenue that was lower than the related cost of revenue.  As a result, gross margin decreased by 25% during the three months ended March 31, 2026, compared to the same period in 2025.

Operating Expenses – Operating expenses decreased by $584 thousand, or 14.2%, during the three months ended March 31, 2026, compared to the same period in 2025. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses decreased $30 thousand, or 1.4% during the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily driven by lower consulting fees of approximately $177 thousand, partially offset by higher travel related expenses and increased depreciation associated with leasehold improvements placed in service in October 2025 for the lease of our primary office space in Austin, Texas.

●

Research and development expenses decreased $554 thousand, or 27.9%, during the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily driven by lower consulting costs of approximately $318 thousand, reflecting a shift in focus from research and development activities toward sales initiatives, as well as reductions in compensation costs, recruiting expenses, and depreciation, primarily related to the disposal of equipment no longer in use and reduced spending on materials and equipment. These reductions were partially offset by higher facilities costs, as well as increased travel and subcontractor costs.

Other Income and Expense, net – Other income and expense, net decreased by $549 thousand during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a loss on the disposal of assets ($210 thousand), a realized loss on securities during the current quarter ($184 thousand) compared to a realized gain in the prior- year period, and lower dividend income ($140 thousand).

Nine months ended March 31, 2026, compared to nine months ended March 31, 2025:

Selected consolidated financial data for the nine months ended March 31, 2026, and 2025 is as follows:

	Nine Months Ended March 31,
(In thousands)	2026	2025
Revenue	$787	$829
Cost of revenue	525	428
Gross profit	262	401
Gross margin	33%	48%
Operating expenses:
Selling, general and administrative	5,941	5,842
Research and development	5,211	6,375
Total operating expenses	11,152	12,217
Loss from operations	(10,890)	(11,816)
Other income and expense, net	(271)	896
Net loss	$(11,161)	$(10,920)

Revenue – Total revenue decreased by approximately $42 thousand, or 5.0%, during the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. Revenue in both periods was generated from product sales, consumables, warranty services, training, and grant revenue. The decrease was primarily attributable to a $323 thousand decline in product revenue and a $60 thousand decline in warranty revenue. These decreases were partially offset by higher grant revenue of $111 thousand, increased consumables revenue of $209 thousand, and $20 thousand of training revenue recognized in the current period.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Our costs of revenue include materials, overhead, warranty expenses, shipping, and labor. For the nine months ended March 31, 2026, cost of revenue increased by approximately $97 thousand compared to the prior year period, primarily due to higher labor and warranty costs, including the sale of obsolete consumable parts at standard cost under contractual agreements rather than recording an inventory write‑off. These increases were partially offset by lower material costs, resulting in a decrease in gross margin compared to the prior year period.

Operating Expenses – Operating expenses decreased $1,064 thousand, or 8.7% during the nine months ended March 31, 2026, compared to the same period in 2025.

●

Selling, general and administrative expenses increased by $99 thousand, or 1.7%, primarily driven by higher investor relations costs, facilities‑related expenses, travel and conference spending, legal costs, depreciation, moving expenses, and other tax and license costs, partially offset by lower consulting costs and the absence of bonus payment

●

Research and development expenses decreased by $1.16 million (18%) for the nine‑month period, primarily due to a $1.08 million reduction in consulting services as the Company shifted focus from research and development activities toward sales initiatives, as well as lower recruiting, materials, equipment, and depreciation costs, partially offset by higher payroll‑related and facilities expenses.

Other Income and Expense, net – Other income and expense, net decreased by $1.17 million for the nine months ended March 31, 2026, compared to the same prior year period, primarily due to lower dividend income and higher realized losses on the sale of securities.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Nine Months Ended March 31,
(In thousands)	2026	2025	Change
Change in cash and cash equivalents:
Net cash used in operating activities	$(11,165)	$(10,591)	$(574)
Net cash provided by investing activities	10,824	3,118	7,706
Net cash used in financing activities	(80)	(157)	77
Net change in cash and cash equivalents	$(421)	$(7,630)	$7,209

Cash and Cash Equivalents

As of March 31, 2026, we held cash and cash equivalents of $2.7 million, and our working capital was approximately $9.5 million. As of June 30, 2025, we held cash and cash equivalents of $3.1 million, and our working capital was approximately $19.5 million. The decrease in working capital was primarily driven by the sale of short-term investments of approximately $11.2 million, along with a decrease in cash balances, partially offset by increases in inventory. Cash and cash equivalent decreased by $421 thousand as of March 31, 2026, compared to June 30, 2025, due to funding our operating losses. During the nine-month period, we continued to direct resources toward sales and marketing activities to support revenue generation efforts.

Operating Activities

Cash used in operating activities increased $574 thousand for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily due to higher operating expenses, an increase in inventory, and a decrease in accounts payable.

Investing Activities

Cash provided by investing activities increased by approximately $7.7 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily due to $11.7 million of proceeds from short-term investments, partially offset by $0.9 million of capital expenditures, including leasehold improvements.

Financing Activities

Cash used in financing activities was $80 thousand for the nine months ended March 31, 2026, compared to $157 thousand for the nine months ended March 31, 2025, primarily due to lower finance lease payments.

We did not have any material off-balance sheet arrangements as of March 31, 2026.

Liquidity

The Company’s unaudited consolidated financial statements have been prepared in accordance with US GAAP, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business. As of March 31, 2026, the Company had cash of approximately $2.7 million, short-term investments of approximately $3.9 million, and had positive working capital of $9.5 million. We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $262 million at March 31, 2026, and reported a net loss of $11.2 million. We regularly monitor potential financings and capital sources, including equity and debt markets, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success may depend on our ability to access outside sources of capital including through public or private equity offerings, additional debt financing, or via strategic collaborations, partnerships, or other arrangements with third parties. The availability and terms of future financing will depend on a variety of factors, including general economic and market conditions, our operating performance, and investor interest.  Additional funding may not be available on acceptable terms, if at all. If we are unable to obtain adequate financing when needed, we may be forced to delay, reduce the scope of, or eliminate certain operations, commercialization efforts, or other aspects of our business.  In addition, raising additional funds through equity offerings may result in dilution to our stockholders, while debt or other financing could involve covenants or obligations that restrict our business operations.  Until we can generate sufficient revenue from product sales, if at all, we expect to finance our operations primarily through existing cash reserves and additional capital-raising activities.

While management believes that our cash and cash equivalents at March 31, 2026, together with operational cash flows will fund our current operating plans and meet our anticipated obligations for at least the next 12 months, substantial additional capital may be required to support longer-term growth and operational objectives.  Future cash flows are subject to a number of variables, including the ability to generate sales under existing and future business opportunities, and significant additional capital expenditures may be required to conduct our operations. There can be no assurance that operations and other capital sources will provide sufficient cash to maintain planned or future levels of capital expenditures.

Management continues to monitor liquidity needs closely and will adapt strategy as appropriate to align with both near- and long-term business objectives.  Management anticipates that significant additional expenditures will be necessary to develop and expand our business, before significant positive operating cash flows can be achieved, as current available funds are insufficient to complete our business plan and strategic objectives. Until we can generate sufficient revenue from sales, if at all, we expect to finance our operations primarily through existing cash reserves and additional capital-raising activities.

Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three and nine months ended March 31, 2026, and the Company expects that its effective tax rate for the full fiscal year 2026 year will be 0%. Based on the weight of available evidence, including net cumulative losses and expected future losses, the Company has determined that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $763 thousand of uncertain tax positions as of March 31, 2026, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Income Taxes

There is no income tax expense for the three and nine months ended March 31, 2026.   There was $1 thousand provision for income taxes during both the three and nine months ended March 31, 2025.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by several factors, many of which are beyond our control, including those set forth in Item 1A. "Risk Factors" of our 2025 Form 10-K and our subsequently filed Form 10-Qs, the occurrence of any one of which could have a material adverse effect on our actual results.  Other than below, there have been no material changes to the risk factors and other cautionary statements disclosed in our 2025 Form 10-K.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, as a result we will need to raise additional capital.

As of March 31, 2026, the Company had cash of approximately $2.7 million and short-term investments of approximately $3.9 million. If our available cash resources and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, we will need to raise additional capital to continue to fund our operations in the future. In addition, as of March 31, 2026, we had an accumulated deficit of approximately $262 million and reported a net loss of $11.2 million. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability or raise capital, the market value of our common stock will likely experience significant decline.

We will require additional financing as we continue to execute our business strategy, including the need for additional funds for the development of our products. We may seek to raise additional capital through issuances of equity or debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing. Such funding may not be available to us on acceptable terms, or at all, and such funding may become even more difficult to obtain due to macroeconomic conditions, including rising interest rates, tariffs and trade restrictions, global conflicts and other conditions that could result in volatility in the U.S. capital markets. We may be unable to raise capital through public offerings of our common stock and may need to turn to alternative financing arrangements. Such arrangements could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. Even if successful in raising new capital, we could be limited in the amount of capital we raise due to investor demand. There can be no assurance that funding will be available on acceptable terms, on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through partnering, such as collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to develop our products.

If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

● significantly scale back, or discontinue the development or commercialization of our products;

● dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any of our products that we otherwise would seek develop or commercialize ourselves;

● pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders; or

● file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, operating results and prospects.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our common stock is currently listed for trading on the Nasdaq Capital Market. We must satisfy the Nasdaq Capital Market’s continued listing requirements or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. In addition, Nasdaq has filed a rule proposal with the SEC to adopt a new continued listing requirement that would require all companies listed on the Nasdaq Global Market or Nasdaq Capital Market to maintain a minimum market value of listed securities of $5 million. Under the proposed rule, if a company’s market value of listed securities falls below this threshold for 30 consecutive trading days, Nasdaq may immediately suspend trading and initiate delisting proceedings without affording the company a compliance cure period. This proposed rule, if adopted, would be in addition to Nasdaq’s existing continued listing requirements, which include minimum bid price, publicly held shares, and shareholders’ equity, among others. As of the date hereof, the market value of our listed securities falls below $5 million. The SEC has instituted formal proceedings to extend the period to determine whether to approve or disapprove the proposed rule change, which remains pending as of the date of this filing. If adopted in its current form, and our market value of securities continues to fall below the proposed $5 million threshold, or we otherwise fail to satisfy Nasdaq’s continued listing standards, we could face delisting proceedings on an accelerated basis. Moreover, even if we remain in compliance with quantitative criteria, Nasdaq retains discretionary authority under Rule IM-5101-1 to suspend or terminate a company’s listing if necessary to protect investors or ensure the orderly operation of the market. We may not be able to maintain compliance with Nasdaq’s continued listing standards, particularly in light of our trading volume, market capitalization, public float and other qualitative factors.

If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as one maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. A delisting of our common stock from Nasdaq could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing or limiting us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees. For these reasons and others, a delisting could have a material adverse effect on us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).	Exhibit 3.1 to Form 8-K filed on August 1, 2023.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

4.2	Amendment No. 1 to Rights Agreement dated as of December 18, 2023, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.2 to Form 8-K filed on December 18, 2023.

4.3	Amendment No. 2 to Rights Agreement dated as of December 12, 2024, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.3 to Form 8-K filed on December 12, 2024.

4.4	Amendment No. 3 to Rights Agreement dated as of December 12, 2025, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21,2022.	Exhibit 4.4 to Form 8-K filed on December 17, 2025.

Exhibit No.	Description	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: May 14, 2026	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer, Chief Technology Officer, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)