Form 10-Q/A
period 2026-03-31
ASTROTECH Corp
filed 2026-08-06
CIK 1001907

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

EXPLANATORY NOTE

Astrotech Corporation, a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2026 (the “Original Form 10-Q”). This Amendment is being filed solely to correct an inadvertent administrative error contained in Part I, Item 1 – “Notes to Condensed Consolidated Financial Statements (Unaudited) - (8) Stockholders’ Equity” regarding the number of shares issuable upon conversion of the Company’s Series D convertible preferred stock.

Except as specifically described in this Explanatory Note, no other changes have been made to the Original Form 10-Q. This Amendment does not reflect events occurring after the filing date of the Original Form 10-Q and does not modify or update any disclosures contained therein. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-Q.

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

(8) Stockholders’ Equity

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which were issued and outstanding as of March 31, 2026. Series D Preferred Shares are convertible to common stock on a one-for-thirty basis, representing approximately 9,363 shares of common stock upon conversion. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

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

Astrotech Corporation

Date: August 6, 2026	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer, Chief Technology Officer, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)