Form 10-K
period 2026-06-30
ASTROTECH Corp
filed 2026-09-25
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-34426

Astrotech Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1273737
(State or other jurisdiction of	(I.R.S. Employer
corporation or organization)	Identification No.)

1817 W. Braker Lane, Suite 400, Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 485-9530

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange
Common Stock	ASTC	on which registered
$0.001 per share		The Nasdaq Capital Market

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

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2025, based upon the closing price of such stock on The Nasdaq Capital Market on such date of $3.46, was approximately $5,264,687. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of September 23, 2026, 2,009,050 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be used in connection with its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed with the SEC within 120 days after June 30, 2026. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “will,” “plans,” “believes,” “estimates,” “expects,” “intends” and other similar expressions. Such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in the statements. Such risks and uncertainties include, but are not limited to:

●	Our strategic initiatives focused on future lunar resource development, autonomous lunar industrial infrastructure, Moon-based advanced computing, semiconductor manufacturing, lunar power generation and power infrastructure, mining, chemical manufacturing, product transportation and equipment leasing opportunities on the moon;

●	The success of the potential sale of 1st Detect Corporation, and the risks the announcement and pendency of the proposed sale present to our going business and operations;

●	The adverse expectations regarding the global economy, inflation, the potential for recession and geopolitical tensions and any resulting sanctions, or wars;

●	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

●	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

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

Our mission encompasses the advancement of both mass spectrometry and gas chromatography, two powerful analytical techniques that together enable precise detection and identification of chemical compounds across a wide range of high-demand environments. We aim to expand access to mass spectrometry and its use through the deployment of devices designed specifically for the appropriate levels of precision required in high-volume, real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. We are introducing our new line of products that are ultra-portable, on-site, rugged environmental testing instruments, featuring our proprietary ATi Gas Chromatography Column (“GC”) and ATi Mass Spectrometer Technology (“MS”) to achieve our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.

Our Board of Directors (the “Board”) recently approved strategic initiatives focused on future lunar resource development, autonomous lunar industrial infrastructure, Moon-based advanced computing, semiconductor manufacturing, lunar power generation and power infrastructure, mining, chemical manufacturing, product transportation and equipment leasing opportunities on the Moon (our “Lunar Initiatives”). As part of the initiative, Astrotech intends to evaluate and potentially develop infrastructure technologies that could support future semiconductor processing, advanced computing systems, and quantum computing manufacturing operations on the lunar surface. Astrotech believes the convergence of abundant solar energy, extreme lunar thermal conditions, reduced gravity, autonomous robotics, and access to strategic lunar materials such as Si-28 and 3He may ultimately make the Moon an attractive long-term platform for advanced computational infrastructure and next-generation quantum manufacturing systems.

Our Business Units

Our efforts are focused on commercializing our platform mass spectrometry technology through our wholly-owned subsidiaries:

●	Astrotech Technologies, Inc. (“ATI”) owns and licenses the intellectual property related to the AMS Technology.

●

1st Detect Corporation (“1st Detect”) is a manufacturer of explosive trace detectors (“ETDs”) and narcotic trace detectors (“NTDs”) developed for use in security and detection at airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, and law enforcement centers. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications as well as narcotics detection.

●

AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the distillation processes. AgLAB holds an exclusive AMS Technology license from ATI for applications in the agriculture industry which require analyzing complex chemical compounds found in organic plant material and extracts.

●

BreathTech Corporation (“BreathTech”) is a breath analysis tool designed to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate a compromised condition including but not limited to a bacterial or viral infection. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.

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

●	EN-SCAN, Inc. (“EN-SCAN”) is developing advanced environmental testing and monitoring solutions built around rugged, portable gas chromatography-based systems. EN-SCAN’s current platform integrates a proprietary micro-electro-mechanical preconcentrator (“MEMS”), MEMS micro gas chromatographic column, and a photoionization detector to provide rapid, on-site detection of volatile organic compounds for industrial, environmental, and regulatory applications. These systems are designed to support compliance monitoring, industrial hygiene, and environmental safety by enabling fast identification of contamination sources and migration pathways. EN-SCAN utilizes the proprietary ATi Gas Chromatograph and AMS Technology license from ATI to deliver gold standard analytical feedback for soil, water, and air assessments. EN-SCAN plans to expand its analytical capabilities by incorporating mass spectrometry into future product generations, further enhancing compound identification and broadening application scope.

●

Lunar Power and Light Corporation (“LP&L”) is a recently approved strategic initiative focused on future lunar resource development, autonomous lunar industrial infrastructure, Moon-based advanced computing, semiconductor, manufacturing, lunar power generation and power infrastructure, mining, chemical manufacturing, product transportation and equipment leasing opportunities on the Moon. As part of the initiative, Astrotech intends to evaluate and potentially develop infrastructure technologies that could support semiconductor processing, advanced computing systems, and quantum computing manufacturing operations on the lunar surface.

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform MS technology originally developed by 1st Detect. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 17 patents granted along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to five wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in security and detection applications, to AgLAB for use in the agriculture application, to BreathTech for use in breath analysis applications, Pro-Control for use in production applications, and EN-SCAN for use in industrial and environmental applications.

1st Detect Corporation

1st Detect, a licensee of ATI for security and detection applications, has developed the TRACER 1000™, the world’s first MS based ETD approved by the European Civil Aviation Conference (“ECAC”) and the U.S. Transportation Security Administration (“TSA”) for air cargo. The TRACER 1000 was designed to outperform the ETDs currently used at airports, cargo and other secured facilities, and borders worldwide. We believe that ETD customers are unsatisfied with the currently deployed ETD technology, which is driven by ion mobility spectrometry (“IMS”). We further believe that some IMS-based ETDs have issues with false positives, as they often misidentify personal care products and other common household chemicals as explosives, causing facility shutdowns, unnecessary delays, frustration, and significant wasted security resources. In addition, there are hundreds of different types of explosives, but IMS-based ETDs have a very limited threat detection library reserved only for those few explosives of largest concern. Adding additional compounds to the detection library of an IMS-based ETD fundamentally reduces the instrument’s performance, further increasing the likelihood of false alarms. In contrast, adding additional compounds to the TRACER 1000’s detection library does not degrade its detection capabilities, as it has a virtually unlimited and easily expandable threat library.

We obtained ECAC certification in 2019 which allows us to sell the TRACER 1000 to airport and cargo security customers in the European Union (“EU”) and certain other countries. We are currently selling the TRACER 1000 to customers who accept ECAC certification. As of June 30, 2026, we have deployed the TRACER 1000 in approximately 37 locations in 16 countries throughout United States of America, Europe and Asia.

In June 2024, the TSA approved 1st Detect's TRACER 1000 for the Air Cargo Security Technology List, which advanced the TRACER 1000 to Stage II testing, and permits air cargo companies in the United States to use our equipment in their operations. During Stage II testing, we are conducting field trials with the TSA.  If field trials are successful, the TRACER 1000 will be added to the "qualified" list which provides long-term designation for permitted air-cargo screening use.

We have also started the process to pass TSA checkpoint testing. This process involves Developmental Test and Evaluation in which the Transportation Security Laboratory (“TSL”) will test the TRACER 1000 and work with 1st Detect to ensure its readiness to enter certification testing.  The certification test is then completed by the Independent Test & Evaluation department of TSL.

We are currently accepting orders for the TRACER 1000 ETD and NTD which are listed in the United States General Services Administration (“GSA”) IT Schedule 70 under Contract No. GS-35F-250GA with SRI Group LLC, Special Item Number 334290 in April 2024.  The TRACER 1000 ETD and NTD are high-performance laboratory-grade instruments designed for the field capable of rapid detection of trace levels of explosive and narcotic compounds in seconds.  The TRACER 1000 ETD and NTD both provide a ruggedized platform that can be applied across various markets including airports, border security, checkpoint, cargo and infrastructure security, correctional facilities, military, and law enforcement.  IT Schedule 70 is a long-term contract issued by the GSA to commercial technology vendors that allows sales to the United States federal government, one of the largest buyers of goods and services in the world.

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

The AgLAB MVP is an innovative process control system proven to increase the potency of ending-weight yields and increase revenue for distillation customers.  The AgLAB MVP process provides real-time data, allowing distillers to adjust parameters to optimize the quality and quantity of each batch of oil.  During our field trials of the AgLAB MVP, we were able to improve ending-weights yields by 20% or more. We believe these ongoing field trials demonstrate the solution can be a valuable tool for cannabis and hemp oil processors worldwide.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, has developed the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate they may have a compromised condition. We believe that new tools to quickly identify the presence of a VOC metabolite could play an important role in detecting and containing airborne diseases.

In conjunction with the CCF JDA, BreathTech entered into an Investigator-Initiated Study Agreement (“CCF IISA”) with The Cleveland Clinic Foundation (“Cleveland Clinic”), effective March 31, 2021, to expand the application of breath analysis by collecting and studying the gaseous portion of exhaled breath for markers of lung and systemic diseases. The pilot study concluded and the CCF IISA terminated in accordance with its terms on February 7, 2025. We currently have no active or anticipated studies with Cleveland Clinic under the CCF JDA.  In addition, we have satisfied all payment obligations under the CCF JDA.  We believe additional studies would be required to continue exploration of technologies which may provide non-invasive methods of monitoring and studying lung and systematic diseases.

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

Pro-Control, Inc.

Pro-Control has an exclusive license with ATI to utilize our AMS Technology for industrial process control applications involving chemical distillation outside of the agriculture industry. Pro-Control uses advanced mass spectrometer instrumentation to monitor and control the production and operations of manufacturing processes using real-time, in-process samples. Pro-Control provides the vital qualitative and quantitative spectral data needed to control the production parameters (temperatures, flow, speed, and pressure) to improve efficiency.

Pro-Control has introduced its proprietary Pro-Control Maximum Value Processing and the Pro-Control 1000-D2™ mass spectrometer, which in combination are designed to test, measure and increase reaction intermediates, purity and percent yields in industrial processes.

EN-SCAN, Inc.

EN-SCAN manufactures and sells a line of instruments built for environmental testing using its proprietary ATi GC and AMS Technology for outdoor field work for on-site, real-time air, water, and soil analysis providing instant feedback for accurate contamination source location and migration. With a focus on real-time monitoring, EN-SCAN is expected to enable organizations to make data-driven decisions while reducing testing costs and time delays. The EN-SCAN lineup includes EN-SCAN Handheld GC, EN-SCAN Fenceline Monitor, and EN-SCAN Rugged Lab GC-MS.  Each of these three testing solutions are designed for specific applications.

The EN-SCAN product line includes ultra-portable rugged environment testing instruments, featuring our proprietary ATi Gas Chromatograph Column and ATi Mass Spectrometer Technology through our wholly owned subsidiary, EN-SCAN, Inc. Our customers gain access to real-time results and on-demand reporting, enabling continuous monitoring and immediate response in critical applications.

Lunar Power and Light Corporation

Our Board recently approved our Lunar Initiatives. As part of our Lunar Initiatives, we intend to evaluate and potentially develop infrastructure technologies that could support future semiconductor processing, advanced computing systems, and quantum computing manufacturing operations on the lunar surface. We believe the convergence of abundant solar energy, extreme lunar thermal conditions, reduced gravity, autonomous robotics, and access to strategic lunar materials such as Si-28 and 3He may ultimately make the Moon an attractive long-term platform for advanced computational infrastructure and next-generation quantum manufacturing systems.

Each of our Lunar Initiatives is in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Currently, there are no commercial operations of any kind on the lunar surface. Our Lunar Initiatives are in the explorative planning and design stages and have not yet been proven to be technically, financially, or commercially viable, and may ultimately be unsuccessful. To date, no formal business plan or capital budget has been approved relating to any of our Lunar Initiatives and no final products, sites, capacities, routes, launch schedules, service dates or project costs have been determined. We do not have any binding power-purchase agreement, customer or vendor commitments, strategic-partner agreement, financing commitment or launch contract. We do not currently have any lunar or space operations and do not currently have employees with the technical expertise necessary to fully develop the Lunar Initiatives. Implementation will depend on technical validation, ability to attract and retain employees with technical expertise, customer demand, partnerships, lunar transportation, sufficient financing and other factors.

These efforts require substantial and ongoing investments of financial, technical and human resources over extended time horizons, including, but not limited to, research and development, testing, infrastructure, and mission execution. The technologies, systems and operational capabilities required for each of these Lunar Initiatives involve significant technical complexity and are subject to design, engineering, and performance risks, many of which may only become apparent as development and testing progress. We currently do not have the technical expertise or operational capabilities to execute on any of our Lunar Initiatives. Many of these technologies, systems and operational capabilities are novel and untested, and we expect to incur significant capital expenditures over a period of years before our Lunar Initiatives, including related products and services, and other strategic initiatives, including in-orbit, lunar, and interplanetary industrialization efforts, may become commercially scalable or profitable, which may never occur.

The markets we intend to enter are expected to attract significant competition from commercial entities and government-sponsored programs, many of which have substantially greater financial, technical, manufacturing, marketing and personnel resources than we do. Because our Lunar Initiatives remain in the explorative planning and design stage, we have not yet demonstrated the technical feasibility of our planned offerings, potential customer base or generated any revenue from the Lunar Initiatives, and we may be unable to compete effectively against entities that are further advanced in their lunar programs. Our failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

The capital expenditures we expect to incur to evaluate, pursue and develop our Lunar Initiatives will be significant, and we currently do not have the cash or resources to do so. Our Lunar Initiatives will require substantial capital expenditures to design, develop, expand, and maintain our technologies and infrastructure to support development of such potential operations. These expenditures include, but are not limited to, costs associated with research and development, construction and expansion of production capabilities, acquisition of property and equipment, and ongoing maintenance and upgrades to ensure reliability and competitiveness. The Company’s ability to obtain financing that will be needed to fund our Lunar Initiatives will depend, in part, upon factors beyond the Company’s control, and there can be no assurance that appropriate financing will be available to the Company in amounts necessary to fund any of our Lunar Initiatives or on commercially viable terms or at all. Accordingly, our Lunar Initiatives, and the related intended business and operations, may not prove to be successful in the future, if at all. For additional information regarding the risks of our Lunar Initiatives, see Part I, Item 1A. “Risk Factors.”

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

On May 11, 2026, we announced the TRACER 1000 system has achieved ECAC/EU G1 approval, meeting the highest European standards for aviation security. This approval reflects compliance with the ECAC and European Commission requirements for trace detection systems, supporting enhanced security for airline passengers.

On June 8, 2026, we announced that the 1st Detect TRACER 1000 system has received the ECAC certification for wand swabbing, approved for use in screening both passengers and cargo in aviation security operations. The system satisfies the ECAC Explosives Detection Standard and Standard G1 under Concept of Operations Revision 38 which opens the customer base to include airports that require wand swabbing.

On June 16, 2026, we announced that the Board authorized our management to pursue a potential sale process of  1st Detect, developer of the TRACER 1000 mass spectrometry-based explosives and narcotics trace detection platform. We are evaluating a potential sale of 1st Detect to provide additional capital for the announced strategic initiatives we are committed to building.

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

On May 21, 2026, we announced the commercial launch of the Labrador HH-GC, a rugged, field-portable gas chromatograph engineered to bring laboratory-grade VOC analysis directly to the point of investigation.  The Labrador HH-GC places actionable analytical intelligence directly into the hands of field operators, enabling faster decisions and accelerated remediation timelines.

LP&L Corporation

As part of our lunar power and resource development initiatives, Astrotech intends to evaluate and potentially develop infrastructure technologies that could support future semiconductor processing, advanced computing systems, and quantum computing manufacturing operations on the lunar surface. Astrotech believes the convergence of abundant solar energy, extreme lunar thermal conditions, reduced gravity, autonomous robotics, and access to strategic lunar materials such as Si-28 and 3He may ultimately make the Moon an attractive long-term platform for advanced computational infrastructure and next-generation quantum manufacturing systems. Our Initiatives intend to explore five potential strategic categories:

●	Lunar power generation focused on installing solar power, long-generation energy storage, recharge stations and associated transmission lines;	●	Rover rental and equipment leasing to potential government and commercial customers; and
●	Mining and material handling, potentially involving AI-directed excavation and transport of lunar regolith;	●	AI-directed chemical manufacturing, integrating our GC-MS data with autonomous process control.
●	Product transportation, including moving raw and finished materials on the lunar surface;

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

MS can analyze a wide range of molecules, from small organic compounds to large biomolecules like proteins and nucleic acids. Other separation techniques can be coupled with MS, such as gas chromatography (“GC-MS”) or liquid chromatography, to enhance the analysis of complex mixtures and provide additional separation before detection. The innate capabilities of MS and its ability to incorporate multiple sample intake methods allows us to continually expand and adapt the libraries used by our business units for the identification of compounds of interest in new applications of our AMS Technology.

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

Examples of these markets include foreign airports, commercial companies in aviation and cargo security, law enforcement agencies, and security organizations responsible for the protection of sensitive facilities. We employ both direct sales and channel sales through distributors. We now have units deployed in 37 locations in 16 countries.

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

AgLAB Inc.

The currently available technology that we believe to be the only direct competition to our MS-based system is high-performance liquid chromatography. We believe the AgLAB-1000 series of products offers a more customer-friendly interface, quicker results, and, once the AgLAB-1000-D1 is launched, the ability to provide closed loop process control, ensuring maximum yield and product quality.

BreathTech Corporation

The BreathTest-1000 product is designed to screen for VOC metabolites in a person’s breath and which could indicate the person may have a compromised condition. Given that breath samples are quick, inexpensive, and painless, we anticipate that the BreathTest-1000 could help screen for signs of disease. We do not see this as competing with traditional tests but supplementing and improving medical care.

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

LP&L Corporation

The commercial lunar and space industries are characterized by rapid and disruptive technological change, evolving industry standards, the emergence of new and well-funded competitors, and frequent new product and service introductions.  The markets we intend to enter are expected to attract significant competition from commercial entities and government-sponsored programs, many of which have substantially greater financial, technical, manufacturing, marketing and personnel resources than we do. Such markets are rapidly evolving and intensely competitive, and we face competition from a range of established and emerging companies, including large, well-capitalized technology companies and aerospace firms, including foreign competitors. Many of our current and potential competitors have significantly greater resources and more advanced operational capabilities than we do. For example, Space Exploration Technologies Corp. (“SpaceX”) is substantially better capitalized than us and possesses substantial vertical integration across launch, spacecraft manufacturing and mission operations, which provides it with significant cost and schedule advantages that could enable it to offer competing lunar infrastructure services at lower prices or on faster timelines than we are able to achieve. Other competitors, including Blue Origin, Intuitive Machines and international space agencies, are also pursuing lunar surface operations and may establish infrastructure or secure customer commitments before we are able to deploy our planned systems.

Because our Lunar Initiatives remain in the explorative planning and design stage, we have not yet demonstrated the technical feasibility of our planned offerings, potential customer base or generated any revenue from our Lunar Initiatives, and we may be unable to compete effectively against entities that are further advanced in their lunar programs. In addition, the award processes for government programs such as Appendix A: Lunar Enabling Infrastructure Accelerator (“Appendix A Program”) and NASA’s Commercial Lunar Payload Services 2 program (“CLPS2 Program”) are highly competitive, subject to extensive evaluation criteria, and influenced by factors beyond our control, including government budgetary constraints, shifting policy priorities, the number and quality of competing proposals, and the discretion of the awarding agency.

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

Pro-Control, Inc.

Pro-Control is in the early stages of using the core AMS Technology. It is refining its product line to include other valuable products and developing its library for chemical manufacturers.

En-Scan, Inc.

EN-SCAN is selling a new line of instruments built for environmental testing using its proprietary ATi GC and AMS Technology for outdoor field work for on-site, real-time air, water, and soil analysis providing instant feedback for accurate contamination source location and migration. EN-SCAN’s commitment to innovation is reflected in its active R&D efforts.  These R&D advancements not only strengthen EN-SCAN’s competitive edge but also open new opportunities in customer engagement, sales growth, and marketing differentiation.

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

Medical Device Regulation

FDA Premarket Clearance and Approval Requirements. Unless an exemption applies, each medical device, to be lawfully commercially distributed in the U.S., requires either FDA clearance of a 510(k) premarket notification submission, granting of a de novo request, or premarket application (“PMA”) approval. Under the Federal Food Drug and Cosmetic Act (“FDCA”), administered by the FDA, medical devices are classified into one of three classes, Class I, Class II, or Class III, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory controls needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s general controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation (“QMSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices may require premarket notification to the FDA.

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

Premarket Approval Process. Class III devices require submission through the PMA process before they can be marketed. The PMA process is more demanding than the 510(k) premarket notification process. Under the PMA pathway, the manufacturer must demonstrate that the investigational device is safe and effective for the target indication(s) for use, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials conducted under a valid investigational device exemption (“IDE”). The PMA must also contain, among other things, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QMSR.

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

●

FDA’s QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;

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

●

FDA’s medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

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

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. With respect to any medical devices that we may commercialize in the U.S. in the future, our manufacturing processes, or those of any contract manufacturer that we engage, will be required to comply with the applicable portions of the QMSR, which cover the methods and the facilities, controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

●

operating restrictions or partial suspension or total shutdown of production (due to violations of the QMSR or other applicable regulations) refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

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

In order to demonstrate safety and efficacy for their medical devices, manufacturers must conduct clinical investigations in accordance with the requirements of Annex X to the Medical Devices Directive, Annex 7 of the Active Implantable Medical Devices Directive, and applicable European and International Organization for Standardization standards, as implemented or adopted in the EEA member states. Clinical trials for medical devices usually require the approval of an ethics review board and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.

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

In the EU, member states are responsible for enforcing the EU’s medical device rules and for ensuring that only compliant medical devices are placed on the market or put into service in their jurisdictions. They have powers to suspend the marketing and use, or demand the recall, of unsafe or non-compliant devices. They also have the power to bring enforcement action against companies or individuals for breaches of the device rules. Non-compliance may also result in Notified Bodies revoking any certificate of conformity that they have issued for a device or the manufacturer’s quality system.

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

Federal, State, and Foreign Fraud and Abuse and Physician Payment Transparency Laws. In addition to the applicable FDA regulations governing the research, development, manufacture, marketing and sale of our products, if approved and commercialized, we may become subject to various federal and state healthcare laws and regulations. These laws and regulations are intended to, among other things, prevent fraud and abuse in the healthcare industry, promote transparency in interactions among healthcare industry participants, and protect government healthcare programs from improper expenditures. Applicable healthcare laws and regulations may include, but are not limited to, the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward referrals of items or services reimbursable by a federal healthcare program; the federal False Claims Act, which imposes liability for knowingly presenting, or causing to be presented, false or fraudulent claims for payment to the federal government; the Civil Monetary Penalties Law, which authorizes the imposition of penalties for a variety of prohibited conduct involving federal healthcare programs; the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), which establishes certain requirements relating to healthcare fraud and abuse as well as the privacy and security of protected health information; the federal Physician Payments Sunshine Act, which requires manufacturers of certain healthcare products to report payments and other transfers of value provided to physicians, teaching hospitals, and certain other healthcare providers; and analogous state and foreign laws and regulations relating to anti-kickback and fraud and abuse practices, false claims, transparency and reporting obligations, and other healthcare compliance matters. These laws and regulations may affect a wide range of business activities, including research and development activities, clinical research activities, product commercialization efforts, sales and marketing programs, interactions with healthcare professionals and healthcare organizations, and arrangements with distributors and other third parties.

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

Data Privacy and Security Laws. In the future, we may also be subject to various federal, state, and foreign laws that govern the collection, use, storage, processing, disclosure, and protection of personal and other sensitive information including certain protected health information. Such laws and regulations may include, among others, the E.U. General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and similar state privacy laws, HIPAA, and analogous state laws, many of which may apply more broadly than HIPAA in the U.S. Such laws and regulations are evolving and may impose significant compliance obligations, restrictions on our business practices, and increased costs. Failure to comply with applicable data privacy and security requirements could result in regulatory investigations, enforcement actions, litigation, reputational harm, and other adverse effects on our business, financial condition, and results of operations.

Healthcare Reform. The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products, if approved and commercialized, profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals, on both a national and state level, to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products, if approved and commercialized. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our medical products, to the extent any are authorized for commercialization in the United States.

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

In the past, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration revised this policy but made no major changes in enforcement. Although President Biden stood for decriminalization and descheduling during his campaign, his administration has not formulated an explicit policy on cannabis. The Biden administration has implemented pardons for past federal cannabis possession convictions and encouraged governors to do the same. Also, in May 2021 the Drug Enforcement Administration approved licensed facilities to grow cannabis for the purpose of medical research, and on December 2, 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act. This act is “the first standalone marijuana-related bill approved by both chambers of the United States Congress” and allows medical marijuana research. The act requires the Drug Enforcement Administration to register researchers and suppliers of cannabis for medical research in a timely manner, who will then be able to legally manufacture, distribute, dispense and possess the substance. It also creates a mechanism for FDA approval of drugs derived from the cannabis plant and “protects doctors who may now discuss the harms and benefits of using cannabis and cannabis derivatives.” It also requires the Department of Health and Human Services to investigate the medical utility of cannabis and barriers that exist to conducting research, and requires the U.S. Attorney General to conduct an annual review to ensure that cannabis is being adequately produced for research purposes. In January 2023, the FDA stated that given the growing cannabidiol (CBD) products market, it had convened a high-level internal working group to explore potential regulatory pathways for CBD products and is prepared to find a new regulatory pathway for CBD to balance individuals’ desire for access to CBD products with the regulatory oversight needed to manage risks. In May 2024, the U.S. Department of Justice and the Drug Enforcement Administration published a proposed rule to move marijuana from Schedule I to Schedule III under the Controlled Substances Act. On December 18, 2025, President Trump issued an executive order directing the Attorney General to take all necessary steps to expeditiously move marijuana from Schedule I to Schedule III under the Controlled Substances Act. As of the date of this Annual Report on Form 10-K, no final rule has been adopted, and the status and timing of any final rulemaking action remain uncertain. Notwithstanding the actions of the current or prior administrations, it should be expected that the Department of Justice will continue to enforce the Controlled Substances Act with respect to cannabis under established principles in setting their law enforcement priorities to prevent:

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

In 2014, Congress passed a spending bill containing a provision (the Rohrabacher-Farr amendment and sometimes referred to as the Rohrabacher-Blumenauer Amendment) blocking federal funds and resources allocated under the federal appropriations bills from being used to “prevent such States from implementing their own State medical marijuana laws.” The Rohrabacher-Blumenauer Amendment, however, did not codify any federal protections for medical marijuana patients and producers operating within state law. The Justice Department maintains that it can still prosecute violations of the federal cannabis laws and continue cases already in the courts. However, state laws do not supersede the prohibitions set forth in the federal drug laws. The Rohrabacher-Blumenauer Amendment must be re-enacted every year.

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

Employees

As of June 30, 2026, we employed 28 employees, none of which were covered by any collective bargaining agreements.

Website

For more information on the Company’s business operations, please visit our company website at www.astrotechcorp.com.

An investment in our securities involves a high degree of risk. This annual report contains a discussion of the risks applicable to an investment in our securities. Prior to making a decision about investing in our securities, you should carefully consider the specific factors discussed under the heading “Risk Factors” in this annual report. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment in the offered securities.

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

●	Repair or replacement costs due to warranties we provide on our products could have a material adverse effect on our business, financial condition and results of operations.

●	We intend to explore expanding our business into our Lunar Initiatives and we may not be able to successfully transition our business and may not realize the anticipated synergies and benefits of such proposed transition.

●	The development and maintenance of the technologies and infrastructure necessary to support our new Lunar Initiatives will require significant capital expenditures, and if we are unable to generate sufficient cash flow from operations or obtain additional financing on acceptable terms, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

●	We are substantially dependent on the outcome of government solicitations and awards, including Appendix A Program and CLPS2 Program, and there can be no assurance that we will submit a proposal or be selected for any contract, award or funding.

●	Many of our Lunar Initiatives involve significant technical complexity, unproven technologies, or technologies that do not exist or may require significant advancement, and such Lunar Initiatives may not achieve commercial viability.

●	Our future revenue and operating results depend upon our ability to develop new technologies and respond to changes in customer demands and industry standards in highly competitive markets, and if we are unable to do so, our business, financial condition, results of operations, and future prospects may be materially and adversely affected.

●	The commercial lunar market is undeveloped and uncertain, and there may be insufficient demand for the products and services we intend to develop.

●	We expect to face significant competition from well-capitalized commercial entities and government-sponsored programs in the markets we intend to enter, and if we are unable to compete effectively, our business, financial condition and results of operations could be harmed.

●	We may not be successful in the proposed sale of 1st Detect, and the announcement and pendency of the proposed sale of 1st Detect present certain risks to our ongoing business and operations.

●	Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.

●	Failure to obtain clearance or authorization for the BreathTest-1000, or other delays in the development of the BreathTest-1000, would adversely affect our ability to grow our business.

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

●	Even if we obtain FDA clearance or approval for BreathTest-1000 or any other medical device product, our products will remain subject to regulatory scrutiny.

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

As of June 30, 2026, the Company had cash of approximately $8.4 million and short-term investments of approximately $2.9 million. If our available cash resources and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, we will need to raise additional capital to continue to fund our operations in the future. As of June 30, 2026, we had an accumulated deficit of approximately $265 million and reported a net loss of $14.4 million for the fiscal year 2026. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability or raise capital, the market value of our common stock will likely experience significant decline.

We will require additional financing as we continue to execute our business strategy, including the need for additional funds for the development of our products and our Lunar Initiatives. We may seek to raise additional capital through issuances of equity or debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing. Such funding may not be available to us on acceptable terms, or at all, and such funding may become even more difficult to obtain due to macroeconomic conditions, including rising interest rates, tariffs and trade restrictions, global conflicts and other conditions that could result in volatility in the U.S. capital markets. We may be unable to raise capital through public offerings of our common stock and may need to turn to alternative financing arrangements. Such arrangements could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. Even if successful in raising new capital, we could be limited in the amount of capital we raise due to investor demand. There can be no assurance that funding will be available on acceptable terms, on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. If we raise funds through partnering, such as collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or grant licenses on terms that are not favorable to us. If we do not succeed in raising additional funds on acceptable terms or at all, we may be unable to develop our products.

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

These business units can be expected to experience continued operating losses until they can generate sufficient revenues to cover their operating costs. Furthermore, these business units may not be able to develop, manufacture, or market additional products in the future, and there can be no guarantee that future revenues will be significant, that any sales will be profitable, or that the business units will have sufficient funds available to complete their commercialization efforts. Any products and technologies developed and manufactured by our business units may require regulatory approvals prior to being made, marketed, sold, and used. Regulatory approval of any products may not be obtained. FDA clearance or approval is required to market the BreathTest-1000 in the United States. Obtaining approval from the FDA is a complex and lengthy process, and approvals for the BreathTest-1000 may not be granted on a timely basis or at all, which would have a material adverse effect on our results of operations and financial condition.

We may need to raise additional capital to fund the operations of our business units and commercialize our products.

If our available cash resources and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products or the realization of other risks discussed in this Item 1A. of this Form 10-K, we may be required to raise additional capital through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing. There is no assurance we will be able to obtain future financing on commercially reasonable terms, or at all. In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

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

For example, around October 2024 we became aware of two third party companies advertising the TRACER 1000 for sale on their respective websites. Their websites used images of the TRACER 1000 that were copied from the 1st Detect website. The offering price was far below the price that we would quote to a potential customer, and these companies were not authorized distributors of our products.  We are aware that these companies have confirmed to independent inquiries that they are authorized distributors or resellers of 1st Detect’s products. We have not granted licenses to these companies to distribute 1st Detect's products.

In February 2025, demand letters were sent to both companies informing them that they were infringing on the EU registered copyrights of 1st Detect and TRACER 1000 and must remove the misleading information from their websites immediately. By July 10, 2025, all mentions of TRACER 1000 or 1st Detect and its products had been removed from both companies’ websites.

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

Furthermore, we are subject to risks including, but not limited to, the following with respect to the development of the BreathTest-1000:

●

the governmental clearance and approval process could be lengthy, time consuming and is inherently unpredictable, and we cannot guarantee that the required clearance or approvals for our products, including FDA clearance or approvals, will be granted on a timely basis or at all or that we will ever have a marketable product;

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

●	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

●	preference for locally branded products, and laws and business practices favoring local competition;

●	increased risk in collecting trade receivables;

●	potential for delayed revenue recognition;

●	less effective protection and/or lack of enforceability of intellectual property;

●	stringent foreign regulation, including but not limited to General Data Protection Regulation in the EU, that are costly to comply with and may vary from country to country;

●	changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws; and

●	U.S. government’s restrictions on certain technology transfer to certain countries of concern.

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

We provide our customers with warranties on the products we sell. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. Concurrent with the sale of products, we record a provision for estimated warranty expenses with a corresponding increase in the cost of goods sold. We periodically adjust this provision based on historical experience and anticipated expenses. We charge actual expenses of repairs under warranty, including shipping, labor and parts, to this provision when incurred. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates as well as significantly higher sales and the introduction of new products could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated. As of June 30, 2026 and 2025, we had accrued a balance of $199 thousand and $197 thousand, respectively relating to product warranty provision, representing a surplus of estimated warranty expenses over actual expenses for the fiscal years. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Strategic Initiatives

We intend to explore expanding our business into the Lunar Initiatives and we may not be able to successfully transition our business and may not realize the anticipated synergies and benefits of such proposed transition.

Recently our Board approved the Lunar Initiatives. Such Lunar Initiatives are in the explorative planning and design stage and subject to all of the risks inherent in the establishment of a new business venture. We may formulate new business strategies, offer new products or services or enter into new markets, which may result in additional risks and uncertainties in our business. Accordingly, our intended business and operations may not prove to be successful in the future, if at all.

We expect to continue to evaluate the acquisition of strategic businesses and technologies with the potential to enhance our Lunar Initiatives. It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Integration activities can be costly, complex and time-consuming. We may not be able to realize the expected benefits from our Lunar Initiatives because of integration difficulties or other challenges. Acquisitions involve numerous other risks, including: (i) diversion of management’s time and attention from daily operations; (ii) difficulties integrating acquired businesses, technologies and personnel into our business; (iii) inability to obtain required regulatory approvals; (iv) inability to obtain required financing on favorable terms or, if so obtained, risks associated with incurrence of substantial amounts of indebtedness to finance the acquisition; (v) potential loss of key employees, key contractual relationships, or key customers of acquired companies or from our existing businesses; (vi) assumption of the liabilities and exposure to unforeseen liabilities of acquired companies (including environmental, employee benefits, safety and health and third-party property and casualty liabilities); (vii) unanticipated changes in applicable laws and regulations; (viii) unanticipated expenses and liabilities and (ix) other difficulties in the assimilation of our Lunar Initiatives’ business operations, technologies, products and systems. Any acquisitions or investments may ultimately harm our business or consolidated financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges. The success of our Lunar Initiatives will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the new Lunar Initiatives with our existing business.

In addition, we may not accomplish the integration smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the business of our Lunar Initiatives deteriorates, growth opportunities and other synergies may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

The development and maintenance of the technologies and infrastructure necessary to support our new Lunar Initiatives will require significant capital expenditures, and if we are unable to generate sufficient cash flow from operations or obtain additional financing on acceptable terms, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Our Lunar Initiatives will require substantial capital expenditures to design, develop, expand, and maintain our technologies and infrastructure to support development of such potential operations. These expenditures include, but are not limited to, costs associated with research and development, construction and expansion of production capabilities, acquisition of property and equipment, and ongoing maintenance and upgrades to ensure reliability and competitiveness.

In particular, lunar resource development, autonomous industrial infrastructure, Moon-based semiconductor, quantum computing manufacturing and lunar power generation opportunities all require the investment of significant additional capital resources. We may choose to increase or accelerate the pace of any of these investments at any time, which could result in periods of reduced profitability or increased losses as we prioritize long-term growth over near-term financial performance. Many of the products and services that may be important for the growth of our Lunar Initiatives are novel and untested, and therefore our estimates of capital expenditures may prove to be inaccurate. In addition, if any adverse findings are discovered at any stage during the course of our Lunar Initiatives that would render the initiative unsuitable, then we may not be able to obtain the financing necessary to proceed with the Lunar Initiatives on favorable terms, or at all.

Our ability to obtain financing that may be needed to provide additional funding will depend, in part, on factors beyond our control, and there can be no assurance that funding will be available to us on commercially reasonable terms or at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have an adverse impact on our business plan and the viability of the relevant Lunar Initiatives. Any additional debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which could limit our operational flexibility and make it more difficult for us to obtain additional capital and to pursue business opportunities.

In addition, we may need to raise additional capital through further issuances of equity or convertible debt securities, and if we do, our shareholders would suffer significant dilution and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Our ability to access the capital markets or secure other sources of financing may be adversely affected by factors beyond our control, including fluctuations in market conditions, changes in investor sentiment, increases in interest rates, or adverse events affecting the broader industry or economy. The failure to obtain necessary additional funding could cause any or all of our Lunar Initiatives to be delayed or not completed.

We are substantially dependent on the outcome of government solicitations and awards, including the Appendix A Program and the CLPS2 Program, and there can be no assurance that we will submit a proposal or be selected for any contract, award or funding.

We plan to submit a proposal to NASA’s Next Space Technologies for Exploration Partnerships-3 Appendix A: Lunar Enabling Infrastructure Accelerator program, and we submitted a proposal to NASA’s Commercial Lunar Payload Services 2 program in June 2026. Neither the CLPS2 submission nor the planned Appendix A proposal constitutes a NASA selection, award, contract, funding commitment, authorization or endorsement. Our business strategy and planned operations are substantially dependent on our ability to secure government contracts, awards and funding, including under programs such as the Appendix A Program and CLPS2 Program. We do not currently have committed funding sufficient to fully execute on any of the Company’s Lunar Initiatives, and we are reliant on government awards and contracts to provide the programmatic support, and potentially the capital necessary to advance our development activities, achieve key technical milestones and sustain our operations. If we are not selected for awards under these programs, or if any awards we receive are smaller in scope, delayed or subject to conditions that limit their utility, we may lack the financial resources to carry out any of the Lunar Initiatives on the timelines necessary for commercialization. There can be no assurance that NASA will not modify, delay or cancel the Appendix A Program or the CLPS2 Program, that we will submit a proposal to the Appendix A Program, or that NASA will select or fund us under the Appendix A Program or CLPS2 Program.

The award processes for government programs such as the Appendix A Program and CLPS2 Program  are highly competitive, subject to extensive evaluation criteria, and influenced by factors beyond our control, including government budgetary constraints, shifting policy priorities, the number and quality of competing proposals, and the discretion of the awarding agency. Even if we submit technically sound proposals, there can be no assurance that we will be selected for any award, that any award will be made on terms favorable to us, or that funding under any award will be disbursed in a timely manner or in amounts sufficient to advance the Lunar Initiatives. Our failure to obtain government contracts, awards or funding could materially impair our ability to advance the Lunar Initiatives, force us to seek alternative sources of capital on potentially unfavorable terms, significantly curtail or delay our planned operations, or otherwise have a material adverse effect on our business, financial condition and results of operations.

Many of our Lunar Initiatives involve significant technical complexity, unproven technologies, or technologies that do not exist or may require significant advancement, and such Lunar Initiatives may not achieve commercial viability.

Our Lunar Initiatives are in the explorative planning and design stages and have not yet been proven at commercial scale, or at all, and may ultimately be unsuccessful. In particular, the timeline for these Lunar Initiatives, and the launch cadence required to achieve them may be difficult or impossible to determine. To date, no formal business plan or capital budget has been approved relating to our Lunar Initiatives. These efforts require substantial and ongoing investments of financial, technical, and human resources over extended time horizons, including, but not limited to, research and development, testing, infrastructure, regulatory approvals, and mission execution. The technologies, systems, and operational capabilities required for each of these Lunar Initiatives involve significant technical complexity and are subject to design, engineering, and performance risks, many of which may only become apparent as development and testing progress. Many of these technologies, systems and operational capabilities are novel and untested, and we expect to incur significant capital expenditures over a period of years before our products and services and other strategic Lunar Initiatives, including in-orbit, lunar, and interplanetary industrialization efforts, become profitable, which may never occur. We may not be able to develop, commercialize, scale, or successfully implement these or other strategic initiatives on the timelines we currently anticipate, or at all.

The Lunar Initiatives require the transportation of significant equipment, technology and materials to the lunar surface. The availability and cost of lunar transportation and launch services are determined by third-party providers and are subject to significant uncertainty. Launch failures, schedule delays, limited payload capacity and escalating costs could delay or prevent the deployment of our planned lunar infrastructure and could render our operations commercially impracticable. We have not announced any contracts with launch service providers, and there can be no assurance that we will be able to secure reliable and cost-effective transportation to the Moon.

Furthermore, to the extent that breakthrough developments in terrestrial energy access, such as advances in nuclear energy, significantly reduce energy costs or alleviate infrastructure constraints, the viability of our infrastructure may be materially diminished. Even if our Lunar Initiatives prove to be commercially viable, a material slowdown in the demand of lunar based products could result in existing infrastructure meeting such demand, thereby reducing the need for our lunar infrastructure. As a result, we may be required to devote financial, technical, human or other resources in excess of our current expectations, and there can be no assurance that these investments will generate adequate revenue, which could adversely affect our business, financial condition, results of operations, and future prospects. Our Lunar Initiatives are still emerging and evolving or do not currently exist, and such markets may not develop as we expect, or at all. Any estimate we make regarding the size or timing of our anticipated market opportunities is inherently uncertain and necessarily involves significant assumptions about future customer demand, adoption, technological development, regulatory conditions and the emergence of a broader commercial market that does not currently exist. While we believe these industries will develop over time, the manner in which they emerge, including the timing of commercialization, the scale and pace of adoption, and the applicable technical, regulatory, geopolitical and economic frameworks may differ materially from our current expectations. If these industries do not develop, develop on slower timelines, at smaller scales, or under different economic or regulatory conditions than we anticipate, this could require us to modify, delay, or abandon certain of our business plans, or cause such plans not to develop at all, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Our future revenue and operating results depend upon our ability to develop new technologies and respond to changes in customer demands and industry standards in highly competitive markets, and if we are unable to do so, our business, financial condition, results of operations, and future prospects may be materially and adversely affected.

Our future revenue growth and operating results relating to our Lunar Initiatives are dependent on our ability to design, develop and successfully commercialize new and innovative technologies, products, and services on a timely and cost-effective basis. The commercial lunar and space industries are characterized by rapid and disruptive technological change, evolving industry standards, the emergence of new and well-funded competitors, and frequent new product and service introductions. In addition, we may expand into new markets, which may lead to similar or additional challenges that we cannot foresee and may require novel innovations to navigate or overcome. As a result, we may from time to time rapidly adjust, modify or change our strategic priorities, capital allocation, product or service focus or operational Lunar Initiatives across our business in response to these other changes or new markets.

The markets in which we plan to operate are rapidly evolving and intensely competitive, and we face competition from a range of established and emerging companies, including large, well-capitalized technology companies and aerospace firms, including foreign competitors. Some competitors are investing significant capital to develop related infrastructure that compete directly with our offerings, and companies based in China and other jurisdictions may benefit from government support, favorable regulatory environments, or strategic national prioritization.

If we are unable to anticipate technological trends, respond to technological advancements or changing customer demands, or successfully develop and commercialize new or enhanced offerings, we may be unable to establish or maintain a meaningful market position and our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

The commercial lunar market is undeveloped and uncertain, and there may be insufficient demand for the products and services we intend to develop

Our Lunar Initiatives contemplate the development of infrastructure and services including power generation and energy storage for commercial and government customers on the Moon. Currently, there is no commercial lunar market, and there can be no assurance that lunar commercialization will occur, or that sufficient customer demand will develop for such products and services. Uncertainty concerning the existence, concentration, accessibility, extractability, processing, ownership, regulation and commercial value of lunar resources further limits the predictability of this market. If the commercial lunar market does not develop as anticipated, or develops more slowly than expected, we may be unable to generate meaningful revenue from the Lunar Initiatives.

We expect to face significant competition from well-capitalized commercial entities and government-sponsored programs in the markets we intend to enter, and if we are unable to compete effectively, our business, financial condition and results of operations could be harmed.

The markets for which we are conducting explorative planning and design, including lunar power generation, energy storage and resource mining are expected to attract significant competition from commercial entities and government-sponsored programs, many of which have substantially greater financial, technical, manufacturing, marketing and personnel resources than we do. We believe that our ability to compete will depend upon many factors both within and beyond our control, including:

●	the timing, reliability and performance of our technology development compared to that of our competitors;

●	our ability to secure NASA awards, government contracts and other sources of funding;

●	the pace at which our competitors develop competing lunar infrastructure technologies;

●	whether our competitors are able to secure NASA awards, government contracts and other sources of funding ahead of, or instead of, us;

●	our ability to attract and retain qualified engineers, scientists, and operational personnel;

●	the cost, mass efficiency and scalability of our solutions compared to those of our competitors;

●	our ability to establish and maintain strategic partnerships, collaborations and customer relationships;

●	the availability of launch and lunar transportation services on commercially reasonable terms; and

●	brand recognition, reputation and demonstrated mission heritage in space and lunar operations.

Many of our current and potential competitors have significantly greater resources and more advanced operational capabilities than we do. For example, SpaceX is substantially better capitalized than us and possesses substantial vertical integration across launch, spacecraft manufacturing and mission operations, which provides it with significant cost and schedule advantages that could enable it to offer competing lunar infrastructure services at lower prices or on faster timelines than we are able to achieve. Other competitors, including Blue Origin, Intuitive Machines and international space agencies, are also pursuing lunar surface operations and may establish infrastructure or secure customer commitments before we are able to deploy our planned systems. Because our Lunar Initiatives remain in the explorative planning and design stage, we have not yet demonstrated the technical feasibility of our planned offerings, potential customer base or generated any revenue from lunar-related activities, and we may be unable to compete effectively against entities that are further advanced in their lunar programs. Our failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

Our activities to evaluate and pursue strategic alternatives may not be successful, including  the announcement and pendency of the proposed sale of 1st Detect, and may present certain risks to our ongoing business and operations.

In November 2025, we initiated a review of strategic alternatives in order to explore ways to maximize shareholder value, including raising equity capital, reverse mergers, combination transactions, and the sale of all or part of our business, and other possible strategic or financial transactions. The review of such alternatives is ongoing and we have not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or specific outcome. Additionally, on June 16, 2026, we announced that our Board authorized our management to pursue a potential sale process of our subsidiary, 1st Detect. We may not be able to accurately estimate the timing of any strategic alternative, including a potential sale of 1st Detect, or signing of a final agreement, valuation or purchase price, or whether economic or other market conditions will impact the timing, price or market interest. We cannot estimate whether economic conditions, capital markets, or other factors will allow us to successfully complete a strategic alternative, locate an adequate counterparty, negotiate terms of a strategic alternative acceptable to us or successfully complete such a strategic alternative.

A successful transaction could depend on various factors, including our ability to effectively transfer liabilities, contracts, and employees, revise our legal entity structure, negotiate equity ownership, identify and separate intellectual property, reduce fixed costs associated with the assets or a business, obtain financing, and collect or use the proceeds from any transaction. Any strategic alternative transaction may result in a dilutive impact to our future earnings, as well as significant write-offs, including those related to long-lived assets, including goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

In addition, the announcement and ongoing conduct of a strategic alternative process may disrupt the Company’s business by creating uncertainty among employees, customers, and suppliers, which could result in the loss of key personnel, cancellation or non-renewal of customer contracts, or causing the deterioration of supplier relationships, which in turn could reduce all or a portion of our business’ value and adversely affect our results of operations.

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

Commercialization of the BreathTest-1000 may require FDA clearance of a 510(k) premarket notification submission, authorization of a de novo submission, or PMA approval. The process for submitting and obtaining FDA clearance of a 510(k), authorization of a de novo submission, or PMA approval can be expensive and lengthy. The FDA’s review process can take several months or longer, and we may not be able to obtain FDA clearance, de novo authorization, or approval for the BreathTest-1000 on a timely basis, if at all. The FDA’s refusal of, or any significant delays in receiving, 510(k) clearance, de novo authorization, or PMA approval of the BreathTest-1000, would have an adverse effect on our ability to expand our business. Thus far, we have not performed any clinical testing of the BreathTest-1000, which will likely be required before the device can be marketed. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance, approval, or authorization. We believe commercialization of BreathTest-1000 would require many years and significant investment due to regulatory requirements.  At this time, we have determined to deploy capital instead to our other subsidiaries.  In addition, any other delays in the development of the BreathTest-1000, for example, unforeseen issues during product validation, would have an adverse effect on our ability to commercialize the BreathTest-1000.

We and our suppliers may not meet regulatory quality standards applicable to our device-manufacturing processes, which could have an adverse effect on our business, financial condition, and results of operations.

As a prospective medical device manufacturer, if BreathTest-1000 or any other device(s) we may successfully develop in the future is approved or cleared for commercialization in the United States, we will need to register with the FDA and will be subject to periodic inspection by the FDA for compliance with the QMSR, including requirements pertaining to design controls, product validation and verification, in-process testing, quality control and documentation procedures, labeling, among numerous others. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through routine and unannounced inspections by the FDA. Any product and component suppliers we may engage in connection with the manufacture and/or distribution of any medical device(s) for which we obtain FDA clearance or approval, if any, will also be required to meet certain standards applicable to their manufacturing processes, and we may be held responsible for any failure to do so by any such suppliers or vendors.

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

Even if we obtain FDA clearance or approval for BreathTest-1000 or any other medical device product, our products will remain subject to regulatory scrutiny.

Even if we successfully develop our BreathTest-1000 and it is cleared or approved for commercialization by FDA, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distributing, follow-up and data and adverse event reporting, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States.

If FDA discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or disagrees with the promotion, marketing or labeling of BreathTest-1000, FDA may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, FDA or another enforcement authority may, among other things:

●	issue warning letters;

●	impose civil or criminal penalties;

●	suspend or withdraw regulators clearance and/or approval;

●	suspend any of our ongoing clinical studies;

●	refuse to approve pending applications or supplements to approved applications submitted by us; or

●	seize or detain products or require a product recall.

 Any government investigation of alleged violations of law would require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

Legislative or regulatory healthcare reforms may adversely affect our business and our ability to obtain regulatory clearance or approval for, and successfully commercialize, our products.

Recent political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in increased cost pressures on healthcare providers and other potential customers, which could reduce spending, delay purchasing decisions, increase price sensitivity, or otherwise negatively affect demand for our products, if approved and commercialized, which may further exacerbate industry‑wide pressure to reduce the prices charged for our product. This could harm our ability to market our products and generate sales. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our current products and future products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive regulatory clearances or approvals for any future products would negatively impact our long‑term business strategy.

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

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at FDA and other agencies may also increase the time necessary to meet with and provide feedback to entities developing drug products, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or otherwise authorize our actions requiring regulatory approval, which would adversely affect our business. In addition, government funding of FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the executive branch established the Department of Government Efficiency in 2025, which implemented a federal government hiring freeze and large-scale layoffs of current federal employees and also announced additional efforts to reduce federal government employee headcount and the size of the federal government. Similar budgetary pressures, if implemented by the federal government, may reduce FDA’s ability to perform its responsibilities. If a significant reduction in FDA’s workforce occurs, FDA’s budget is significantly reduced, or there are other disruptions at FDA and other agencies, more time may be necessary for device products to be reviewed and/or approved by necessary government agencies, which could increase our costs and would adversely affect our business.

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

Legislation and regulations pertaining to the use and cultivation of hemp and cannabis are enacted on both the state and federal government level within the United States. As a result, the laws governing the cultivation and use of hemp and cannabis may be subject to change. Any new laws and regulations limiting the use or cultivation of hemp and cannabis and any enforcement actions by state and federal governments could indirectly reduce demand for our products and may impact our current and planned future operations. Most recently, the Continuing Appropriations and Extensions Act of 2026 (H.R. 5371) (the “2026 Appropriations Act”), enacted on November 12, 2025, includes a provision to amend the definition of hemp in the 2018 Farm Bill to effectively eliminate the currently commercialized hemp-derived THC products although the change does not become effective for 365 days from the date of enactment. Efforts are underway to repeal, replace, or delay this amendment, but whether any change will occur is uncertain. The amended definition was set to go into effect on November 12, 2026, but Congress delayed implementation until December 11, 2026. There can be no assurance that changes in regulation of the industry and/or more rigorous enforcement by federal authorities will not have a detrimental effect on us.

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

The recent changes in the U.S.’s approach to international trade may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. For example, the President of the United States signed executive orders directing the U.S. to impose tariffs on goods originating from Canada, Mexico and China. In response, some of these countries threatened or announced tariffs on imports from the U.S. To date, Canada and the U.S. agreed to delay the imposition of certain tariffs on imported goods but the situation remains temporary and uncertain. Furthermore, on July 28, 2025, the U.S. announced that they have reached a preliminary trade deal with the EU, which among other things, sets a 15% percent tariff on most EU goods. These developments are ongoing and are subject to change, including the imposition of additional tariffs and retaliatory measures by these and other countries. We derive a significant portion of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Additionally, the implementation of these or other tariffs may lead to increased costs for our product components, which could impact our ability to maintain competitive pricing in the market.  Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Since early February 2025, The Bureau of Industry and Security (BIS), a part of the U.S. Commerce Department, has paused the processing of new export license applications, citing a "hold without action" order for applications filed after February 5, 2025. This pause, reportedly due to an internal policy review and ongoing turmoil at the agency, has left exporters with no clear guidance and is expected to significantly lengthen already long application review times. No formal statement or explanation has been issued by BIS or the Commerce Department to the public or industry stakeholders.  Such policies and actions could affect our ability to export our products and could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. The closing market price for our common stock has varied between a high of $49.80 on May 29, 2026, and a low of $2.17 on March 26, 2026, in the twelve-month period ended June 30, 2026. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for companies such as ours in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;

●	the success of competitive products or technologies;

●	our continued compliance with The Nasdaq Capital Market (“Nasdaq”) listing standards;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

●	actions taken by regulatory agencies with respect to our products, manufacturing process or sales and marketing terms;

●	the success of our efforts to acquire or in-license additional products or product candidates;

●	developments concerning our collaborations or partners;

●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	declines in the market prices of stocks generally;

●	trading volume of our common stock;

●	sales of our common stock by us or our stockholders;

●	general economic, industry and market conditions; and

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

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, recent increases are significantly inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value, including our loss per share of $8.49 for our fiscal year ended June 30, 2026. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current levels or that future sales of our common stock will not be at prices lower than those sold to investors.

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

Our Certificate of Incorporation authorizes 250,000,000 shares of common stock, of which 1,998,734 were outstanding as of June 30, 2026, and our Board is authorized to issue additional shares of our common stock. In addition, our Certificate of Incorporation authorizes 2,500,000 shares of “blank check preferred stock.” Shares of “blank check preferred stock” may be issued in such series and with such rights, privileges, and limitations as the Board may, in its sole discretion, determine. Our Board has designated 300,000 shares as Series A Junior Preferred Stock, none of which are outstanding. The Board has also designated Series C and Series D Preferred Stock, of which no shares and 280,898 shares are outstanding, respectively, as of June 30, 2026.

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

Our Certificate of Incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery for the State of Delaware is the sole and exclusive forum for claims brought by a stockholder, including claims in the right of the corporation, (i) that are based upon a violation of a duty by a current or former director or officer or stockholder in such capacity or (ii) as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery of the State of Delaware. The provision indicates that if the Court of Chancery does not have jurisdiction, then the Superior Court of the State of Delaware, or, if such other court does not have jurisdiction, the United States District Court for the District of Delaware, shall be the exclusive forum for such action.

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

Our common stock is currently listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Board of Directors Oversight

Our Board, as a whole and through its committees, holds overall oversight responsibility for our risk management processes, including in relation to risks from cybersecurity threats. Our Board exercises its oversight function through the audit committee, which oversees the management of risk exposure across various areas, including cybersecurity risks, in accordance with its charter. The audit committee is comprised of board members with diverse expertise including risk management and technology, which we believe enables them to oversee cybersecurity risks.

Management’s Role

We have day-to-day administration and management of our cybersecurity program, under the direct supervision of our IT Manager in conjunction with executive management. Our executive management is responsible for informing the audit committee on cybersecurity risks, provides the audit committee with risk briefings as needed, and performs at least annual reviews of cybersecurity risks and threats in order to assess and adjust our processes to prevent, detect, mitigate, and remediate any such risks and threats. We also work with external security service providers to support our security monitoring and threat detection capabilities and have implemented a process for such external providers to report relevant findings to executive management, where appropriate.

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

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information about the cybersecurity risks we face, see “Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, services, and data” in “Risk Factors” in Part I, Item 1A. of this Annual Report on Form 10-K.

Item 2. Properties

On January 29, 2025, we entered into a new lease agreement for a facility of approximately 17,628 square feet in Austin, Texas (the “Metric Facility”) for a term of 89-months, which term commenced on July 1, 2025. The Metric Facility is intended to support and encompass all Austin-based functions. Our total contractual base rent obligation for the Metric Facility is approximately $3.0 million, less a tenant allowance of $312.5 thousand, resulting in a net lease commitment of approximately $2.7 million.

Our equipment lease is for a device used in our research and development efforts.

We believe that our current facility and equipment are well maintained and in good condition. The facility and equipment are adequate for our present needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information, Holders, and Dividends

Our common stock is principally traded on Nasdaq under the symbol ASTC. We have never paid cash dividends and have no intention of paying dividends in the future.

We have 250,000,000 shares of common stock authorized for issuance. As of September 23, 2026, we had 2,100,664 shares of common stock outstanding, which were held by approximately 26 holders of record. This number does not include beneficial or other owners for whom common stock may be held in “street” name. The last reported sale price of our common stock as reported by Nasdaq on September 23, 2026, was $7.42 per share.

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

Overview

Our mission encompasses the advancement of both mass spectrometry and gas chromatography, two powerful analytical techniques that together enable precise detection and identification of chemical compounds across a wide range of high-demand environments.  We aim to expand access to mass spectrometry by simplifying the complexity of operating these devices within real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. We are introducing our new line of products that are ultra-portable, on-site, rugged environmental testing instruments, featuring our proprietary ATi Mass Spectrometer Technology (“MS”) and ATi Gas Chromatography Column (“GC”) to achieve our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.

Our Board of Directors (the “Board”) recently approved strategic initiatives focused on future lunar resource development, autonomous lunar industrial infrastructure, Moon-based advanced computing, semiconductor manufacturing, lunar power generation and power infrastructure, mining, chemical manufacturing, product transportation and equipment leasing opportunities on the Moon (our “Lunar Initiatives”). As part of the Lunar Initiatives, Astrotech intends to evaluate and potentially develop infrastructure technologies that could support future semiconductor processing, advanced computing systems, and quantum computing manufacturing operations on the lunar surface. Astrotech believes the convergence of abundant solar energy, extreme lunar thermal conditions, reduced gravity, autonomous robotics, and access to strategic lunar materials such as Si-28 and 3He may ultimately make the Moon an attractive long-term platform for advanced computational infrastructure and next-generation quantum manufacturing systems.

Additional details about our business are provided in Part I, Item 1. “Business” of this Form 10-K.

Recent Developments

On August 15, 2025, we introduced our new EN-SCAN product line of ultra-portable rugged environmental testing instruments, featuring its proprietary ATi Gas Chromatograph Column (“GC”) and ATi Mass Spectrometer Technology (“MS”). Customers can now gain access to real-time results and on-demand reporting, enabling continuous monitoring and immediate response in critical applications

In November 2025, we initiated a review of strategic alternatives in order to explore ways to maximize shareholder value, including raising equity capital, reverse mergers, combination transactions, and the sale of all or part of our business, and other possible strategic or financial transactions. The review of such alternatives is ongoing and we have not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or specific outcome.

On May 26, 2026, EN-SCAN, a subsidiary of Astrotech, announced the commercial launch of the Labrador HH-GC, a rugged, field-portable gas chromatograph engineered to bring laboratory-grade volatile organic compound analysis directly to the point of investigation.  The Labrador HH-GC delivers rapid on-site detection reducing the delay, uncertainty, and cost associated with traditional off-site laboratory workflows.

On May 27, 2026, we announced that our Board has approved a strategic initiative focused on lunar resource development, autonomous lunar industrial infrastructure and future Moon-based advanced computing and semiconductor manufacturing opportunities. As part of the initiative, we intend to evaluate and potentially develop infrastructure technologies that could support future semiconductor processing, advanced computing systems, and quantum computing manufacturing operations on the lunar surface.

In June 2026, our Board authorized our management to pursue a potential sale process of  1st Detect, developer of the TRACER 1000 mass spectrometry-based explosives and narcotics trace detection platform. We are evaluating a potential sale of 1st Detect to provide additional capital for the announced strategic initiatives we are committed to building.

On June 2, 2026, we entered into an at-the-market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) relating to an at-the-market offering program (the “ATM Program”), pursuant to which we have the ability to offer and sell, from time to time at our sole discretion, shares of our common stock through Wainwright as sales agent subject to applicable limitations. On June 3, 2026, we filed a prospectus supplement (the “Prior Prospectus Supplement”) to the prospectus dated January 30, 2026, relating to the offer and sale of our common stock under the ATM Program, whereby we initially registered shares having an aggregate offering price of approximately $24.4 million. On August 19, 2026, the Company filed a prospectus supplement to a shelf registration statement on Form S-3 (File No. 333-297144) and the related base prospectus with the SEC, which was declared effective on July 7, 2026, to increase the remaining shares of our common stock available for issuance under the ATM Agreement to $50 million, which replaced and superseded in its entirety, the Prior Prospectus Supplement. As of September 23, 2026, we have sold 258,856 shares of our common stock under the ATM Program for gross proceeds of approximately $7.9 million.

As of June 30, 2026, we have deployed the TRACER 1000 in approximately 37 locations in 16 countries across the United States, Europe and Asia.

We have also started the process to pass TSA checkpoint testing. This process involves Developmental Test and Evaluation in which the Transportation Security Laboratory (“TSL”) will test the TRACER 1000 and work with 1st Detect to ensure its readiness to enter certification testing. The certification test is then completed by the Independent Test & Evaluation department of TSL.

Each of these fiscal year 2026 announcements reflect the progress made by our business units in developing and demonstrating relevant solutions to problems faced by companies and agencies operating in our target markets. The additional applications of the AMS Technology and our growing channel partner relationships create opportunities for us to generate revenue growth in subsequent fiscal years.

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

Revenue Recognition

Astrotech recognizes revenue employing the generally accepted revenue recognition methodologies described under the provisions of Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“Topic 606”), which was adopted by us in fiscal year 2019. The methodology used is based on contract type and how products and services are provided. The guidelines of Topic 606 establish a five-step process to govern the recognition and reporting of revenue from contracts with customers. The five steps are: (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract and (v) recognize revenue when or as the performance obligations are satisfied.

Astrotech has multiple revenue sources such as product and related consumable sales, grant revenue, recurring maintenance & extended warranty services, repairs and training.

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until collection. For the year ended June 30, 2026, we generated approximately $913 thousand in revenue from three customers that represented a significant portion of total revenue for fiscal year end 2026.

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

The timetable for fulfillment of each of the distinct performance obligations can range from completion in a short amount of time and entirely within a single reporting period to completion over several reporting periods. The timing of revenue recognition for each performance obligation may be dependent upon several milestones, including physical delivery of equipment, completion of site acceptance test, and in the case of after-market consumables and service deliverables, the passage of time. The total revenue was approximately $638 thousand in point in time and $275 thousand over time for 2026 and $920 thousand in point in time and $130 thousand over time for 2025. Product and consumables revenue represented the majority of revenue recognized at a point in time during fiscal year 2026.

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

Results of Operations for the Years Ended June 30, 2026 and 2025

Selected financial data for the fiscal years ended June 30, 2026 and 2025 of our operations are as follows:

	Years Ended June 30,
(In thousands)	2026	2025	Variance
Revenue	$913	$1,049	$(136)
Cost of revenue	696	574	122
Gross profit	217	475	(258)
Gross margin	23.8%	45.3%	(21.5)%
Operating expenses
Selling, general and administrative	7,871	7,067	804
Research and development	6,484	8,142	(1,658)
Total operating expenses	14,355	15,209	(854)
Loss from operations	(14,138)	(14,734)	596
Interest and dividend income	471	1,094	(623)
Realized loss	(543)	(5)	(538)
Other income and expense, net	(213)	(203)	(10)
Total other income (expense)	(285)	886	(1,171)
Income tax benefit/ (expense)	(4)	(2)	(2)
Net loss	$(14,427)	$(13,850)	$(577)
Net unrealized gain	548	313	235
Total comprehensive loss	$(13,879)	$(13,537)	$(342)

Revenue – Total revenue decreased by $136 thousand, or 13.0% in fiscal year ended June 30, 2026, compared to the prior year. The decrease was primarily attributable to lower product sales volume. Product revenue decreased by $458 thousand as the Company sold three TRACER 1000 units and one Labrador Handheld Gas Chromatograph unit during fiscal year ended June 30, 2026, compared to eight TRACER 1000 units during fiscal year ended June 30, 2025. The decrease was also attributable to the absence of approximately $195 thousand of DHS grant-related revenue that was recorded within product revenue during fiscal year ended June 30, 2025. These decreases were partially offset by increases in consumables, grant and training revenue of approximately $264 thousand, $90 thousand and $28 thousand, respectively.

Cost of Revenue and Gross Profit – Gross profit is comprised of revenue less cost of revenue. Our cost of revenue includes materials, overhead, warranty expenses, shipping, and labor. Cost of revenue increased by $122 thousand, or 21.3%, for the fiscal year ended June 30, 2026, compared to the year ended June 30, 2025, primarily due to higher labor associated with grant related activities and increased warranty expenses. Gross profit decreased by $258 thousand, and gross margin decreased to 23.8% from 45.3% in the prior year.

Operating Expenses – Our operating expenses decreased by $854 thousand, or 5.6%, during the fiscal year ended June 30, 2026, compared to the fiscal year ended June 30, 2025. Significant changes to operating expenses include the following:

•

Selling, General and Administrative Expenses – Our selling, general and administrative expenses increased by approximately $804 thousand, or 11.4% in fiscal year ended June 30, 2026, compared to the prior year. The increase was primarily attributable to higher legal expense of approximately $392 thousand related to the Company's 2026 offering activities, increased labor and fringe expense of approximately $230 thousand primarily due to higher salary expense and severance costs, including a severance accrual related to the former Chief Financial Officer, and increased facilities expense of approximately $181 thousand. The increase in facilities expense was primarily due to higher property tax expense, as fiscal year ended June 30, 2025 included a favorable property tax true-up and refund resulting in a net property tax credit, whereas fiscal year ended June 30, 2026 incurred property tax expense, as fiscal year ended June 30, 2025. The increase was also attributable to higher accounting, compliance and investor relations costs of approximately $78 thousand. These increases were partially offset by a decrease in sales and marketing expense of approximately $320 thousand, primarily due to lower marketing and business development consulting costs.

•

Research and Development Expenses – Research and development expenses decreased by $1.7 million, or 20.4%. This decrease was primarily due to lower consulting expenses of $1.4 million, as well as lower material and equipment costs of $436 thousand, depreciation expense of $200 thousand, and recruiting costs. These decreases were partially offset by higher facility-related costs associated with the Company's Braker facility.

                Total Other Income (expense), net – Other income and expense, net decreased by $1.2 million, from income of $886 thousand in 2025 to a loss of $285 thousand in 2026. The decline was primarily attributable to a $623 thousand reduction in interest and dividend income, driven by a lower investment balance and a $538 thousand increase in realized losses on securities. These decreases were partially offset by a $10 thousand increase in other expense, net.

         •      Income Taxes – Income tax expense was immaterial.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of June 30, 2026, we had cash and cash equivalents of $8.4 million as compared to cash and cash equivalents of $3.1 million at June 30, 2025. We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $265 million at June 30, 2026, and reported a net loss of $14.4 million. We regularly monitor potential financing and capital sources, including equity and debt markets, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success may depend on our ability to access outside sources of capital including through public or private equity offerings, additional debt financing, or via strategic collaborations, partnerships, or other arrangements with third parties. The availability and terms of future financing will depend on a variety of factors, including general economic and market conditions, our operating performance, and investor interest.  Additional funding may not be available on acceptable terms, if at all. If we are unable to obtain adequate financing when needed, we may be forced to delay, reduce the scope of, or eliminate certain operations, commercialization efforts, or other aspects of our business.  In addition, raising additional funds through equity offerings may result in dilution to our stockholders, while debt or other financing could involve covenants or obligations that restrict our business operations.  Until we can generate sufficient revenue from product sales, if at all, we expect to finance our operations primarily through existing cash reserves and additional capital-raising activities.

On June 2, 2026, we entered into the ATM Agreement with Wainwright relating to an at-the-market offering program, pursuant to which we have the ability to offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $50.0 million through Wainwright as sales agent subject to applicable limitations. During the fiscal year ended June 30, 2026, the Company sold 168,980 shares under the ATM Program and received net proceeds of approximately $6.7 million, which it used to support working capital and general corporate purposes. As of June 30, 2026, $43.4 million remained available for issuance under the ATM Program, subject to market conditions and the terms of the applicable sales agreement. Management believes the ATM Program provides a flexible source of capital that may be used opportunistically to strengthen liquidity and fund future growth.

On January 28, 2026, we filed a shelf registration statement on Form S-3 (File No. 333-293023), declared effective on January 30, 2026 by the SEC, which included a base prospectus that allows the Company to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $30 million. On June 3, 2026, we filed a prospectus supplement (the “Prior Prospectus Supplement”) to the prospectus dated January 30, 2026, relating to the offer and sale of our common stock under the ATM Program, whereby we initially registered shares having an aggregate offering price of approximately $24.4 million.

On June 30, 2026, we filed a shelf registration statement on Form S-3 (File No. 333-297144), declared effective on July 7, 2026 (the “Registration Statement”) by the SEC, which included a base prospectus that allows the Company to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $200 million. On August 19, 2026, the Company filed a prospectus supplement to the Registration Statement to increase the remaining shares of our common stock available for issuance under the ATM Agreement to $50 million, which replaced and superseded in its entirety, the Prior Prospectus Supplement.

We expect that our short-term and long-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense associated with rollout of our products to commercial customers, additional research and development expenses associated with expanding our product offerings, and expenses associated with being a public company. In addition, as further described below, we expect that our Lunar Initiatives will require substantial capital expenditures to design, develop, expand, and maintain our technologies and infrastructure to support development of such initiatives, including costs associated with research and development, construction and expansion of production capabilities, acquisition of property and equipment, and ongoing maintenance and upgrades to ensure reliability and competitiveness. While management believes that our cash and cash equivalents at June 30, 2026, together with operational cash flows will fund our current operating plans and meet our anticipated obligations for at least the next 12 months, substantial additional capital may be required to support longer-term growth and operational objectives. Our short-term investments have been utilized as a source of liquidity to fund our operating expenses.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing operations, public company obligations, efforts to expand our business and develop our Lunar Initiatives. Accordingly, we expect to require additional funding to support our continuing operations and working capital needs. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Until such time, if ever, as we can generate positive cash flows from operations, we expect to finance our additional cash needs through a combination of equity offerings, debt financing, equity financing, merging, or engaging in a strategic partnership. Such funding may not be available to us on acceptable terms, or at all, and such funding may become even more difficult to obtain due to macroeconomic conditions, including rising interest rates, tariffs and trade restrictions, global conflicts and other conditions that could result in volatility in the U.S. capital markets. To the extent that we raise additional capital through the sale of equity, our existing stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect the rights of holders of common stock. Even if successful in raising new capital, we could be limited in the amount of capital we raise due to investor demand. Debt financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Consolidated Balance Sheet

Total assets for the year ended June 30, 2026, were $20.5 million compared to total assets of $27 million as of the end of fiscal year 2025, a decrease of $6.5 million. The following table sets forth the significant components of the consolidated balance sheet as of June 30, 2026, compared with June 30, 2025:

	Years Ended June 30,
(In thousands)	2026	2025	Variance
Assets:
Current assets	$15,926	$21,975	$(6,049)
Property and equipment, net	2,433	2,443	(10)
Operating lease right-of-use assets, net	1,834	2,225	(391)
Other assets, net	314	346	(32)
Total	$20,507	$26,989	$(6,482)
Liabilities and stockholders’ equity:
Current liabilities	$2,257	$2,451	$(194)
Lease liabilities, net of current portion	2,024	2,274	(250)
Other liabilities, net	54	164	(110)
Stockholders’ equity	16,172	22,100	(5,928)
Total	$20,507	$26,989	$(6,482)

Current assets – Current assets decreased by $6.0 million as of June 30, 2026, compared to June 30, 2025, primarily due to a reduction in short-term investments following the sale of investments, partially offset by an increase in cash and cash equivalents.

Property and equipment, net – Property and equipment, net of depreciation, remained relatively consistent as of June 30, 2026 compared to June 30, 2025. Capital additions during the year, primarily related to leasehold improvements for the Braker facility and the capitalization of demo units, were substantially offset by depreciation expense and the disposal of certain obsolete assets.

Operating lease right-of-use assets, net – Operating lease right-of-use assets, net decreased by approximately $391 thousand as of June 30, 2026, compared to June 30, 2025, primarily due to the amortization of the Braker lease right of use asset.

Other assets, net – Other assets, net decreased by approximately $32 thousand as of June 30, 2026, compared to June 30, 2025, primarily due to the receipt of a lease deposit refund from the Donley Facilities landlord.

Current liabilities – Current liabilities decreased by approximately $194 thousand as of June 30, 2026, compared to June 30, 2025, primarily due to decreases in accrued expenses and payroll-related liabilities, partially offset by an increase in goods received not invoiced liabilities.

Lease liabilities, net– Lease liabilities decreased by $250 thousand as of June 30, 2026, compared to June 30, 2025, primarily due to Braker lease payments.

Other liabilities, net – Other liabilities, net decreased by $110 thousand primarily due to $83 thousand Netsuite financing payments and a decrease in non-current sales warranty reserve.

Stockholders’ equity – The stockholders equity decreased by approximately $5.9 million as of June 30, 2026, primarily due to our net loss of approximately $14.4 million, partially offset by an increase in additional paid in capital of approximately $8 million related to share issuances in connection with the ATM Agreement, equity compensation, and increase of $548 thousand in unrealized gain on available for sale securities.

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Years Ended June 30,
(In thousands)	2026	2025	Variance
Change in cash and cash equivalents:
Net cash used in operating activities	$(13,453)	$(12,952)	(501)
Net cash provided by (used in) investing activities	11,817	5,795	6,022
Net cash provided by (used in) financing activities	6,923	(185)	7,108
Net change in cash and cash equivalents	$5,287	(7,342)	$12,629

Cash and Cash Equivalents

As of June 30, 2026, we held cash and cash equivalents of $8.4 million, and our net working capital was approximately $13.7 million. As of  June 30, 2025, we held cash and cash equivalents of $3.1 million, and our net working capital was approximately $19.5 million. Cash and cash equivalents increased by approximately $5.3 million during fiscal year ended June 30, 2026. The Company held approximately $2.9 million in short term investments as of June 30, 2026.

Operating Activities

Net cash used in operating activities was $13.5 million for the year ended June 30, 2026, compared to cash used in operating activities of $13.0 million for the year ended June 30, 2025.

Investing Activities

Net cash provided by investing activities was $11.8 million for the year ended June 30, 2026, compared to $5.8 million for the year ended June 30, 2025. The increase was primarily due to higher proceeds from short-term investments.

Financing Activities

Net cash provided by financing activities was $6.9 million for the year ended June 30, 2026, compared to net cash used in financing activities of $0.2 thousand for the year ended June 30, 2025. The increase was primarily due to proceeds from the Company’s ATM offering and employee stock option exercises.

We did not have any material off-balance sheet arrangements as of June 30, 2026.

Contractual Obligations and Commitments

The following table summarized our commitments to settle contractual obligations as of June 30, 2026:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$2,653	$361	$727	892	673
Finance lease commitments (2)	52	26	26	-	-
Total	$2,705	$387	$753	$892	$673

(1) Consists of payments due for our lease of the manufacturing property in Austin, Texas that expires in November 2032.

(2) Consists of payments due for an equipment lease that expires in May 2028.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Astrotech Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Astrotech Corporation (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

September 25, 2026

PCAOB ID Number 587

ASTROTECH CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$8,387	$3,100
Short-term investments	2,947	15,108
Accounts receivable	124	485
Inventory, net:
Raw materials	2,926	2,194
Work-in-process	9	425
Finished goods	1,179	310
Prepaid expenses and other current assets	354	353
Total current assets	15,926	21,975
Property and equipment, net	2,383	2,395
Intangible assets, net	50	48
Operating lease right-of-use assets, net	1,834	2,225
Other assets, net	314	346
Total assets	$20,507	$26,989
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$581	$1,066
Payroll related accruals	482	529
Accrued expenses and other liabilities	912	451
Lease liabilities, current	282	405
Total current liabilities	2,257	2,451
Accrued expenses and other liabilities, net of current portion	54	164
Lease liabilities, net of current portion	2,024	2,274
Total liabilities	4,335	4,889
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 2,500,000 shares authorized; 280,898 shares of Series D issued and outstanding at June 30, 2026 and 2025, respectively	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at June 30, 2026 and 2025 respectively; 2,009,050 and 1,769,269 shares issued at June 30, 2026 and 2025 respectively; 1,998,734 and 1,758,953 outstanding at June 30, 2026 and 2025, respectively	190,643	190,643
Treasury shares, 10,316 shares at June 30, 2026 and 2025, respectively	(119)	(119)
Additional paid-in capital	91,261	83,310
Accumulated deficit	(265,297)	(250,870)
Accumulated other comprehensive loss	(316)	(864)
Total stockholders’ equity	16,172	22,100
Total liabilities and stockholders’ equity	$20,507	$26,989

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Operations and Other Comprehensive Loss

(In thousands, except per share data)

	June 30,
	2026	2025
Revenue	$913	$1,049
Cost of revenue	696	574
Gross profit	217	475
Operating expenses:
Selling, general and administrative	7,871	7,067
Research and development	6,484	8,142
Total operating expenses	14,355	15,209
Loss from operations	(14,138)	(14,734)
Interest and dividend income	471	1094
Realized loss	(543)	(5)
Other income and expense, net	(213)	(203)
Total other income(expense)	(285)	886
Loss from operations before income taxes	(14,423)	(13,848)
Income tax benefit /(expense)	(4)	(2)
Net loss	$(14,427)	$(13,850)
Weighted average common shares outstanding:
Basic and diluted	1,700	1,665
Basic and diluted net loss per common share:
Net loss per common share	$(8.49)	$(8.32)
Other comprehensive loss, net of tax:
Net loss	$(14,427)	$(13,850)
Available-for-sale securities:
Net unrealized gain	548	313
Total comprehensive loss	$(13,879)	$(13,537)

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock
	Class D
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2024	281	$—	1,702	$190,643	$(119)	$82,480	$(237,020)	$(1,177)	$34,807
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	313	313
Stock-based compensation	—	—	—	—	—	830	—	—	830
Restricted stock issuance	—	—	65	—	—	—	—	—	—
Cancellation of restricted stock	—	—	(8)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(13,850)	—	(13,850)
Balance at June 30, 2025	281	$—	1,759	190,643	(119)	83,310	(250,870)	(864)	22,100
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	548	548
Stock-based compensation	—	—	30	—	—	921	—	—	921
ATM Share issuances	—	—	169	—	—	6,687	—	—	6,687
Option exercises	—	—	41	—	—	343	—	—	343
Net loss	—	—	—	—	—	—	(14,427)	—	(14,427)
Balance at June 30, 2026	281	$—	1,999	$190,643	$(119)	$91,261	$(265,297)	$(316)	$16,172

See the accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,427)	$(13,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	921	830
Depreciation	896	962
Amortization of operating lease right-of-use assets	281	194
Interest on financing leases	(3)	5
Loss on disposal of asset	210	294
Net loss (gain) on sale of available-for-sale investments	13	-
Changes in assets and liabilities:
Accounts receivable	362	(408)
Inventory, net	(1,366)	(455)
Accounts payable	(485)	693
Other assets and liabilities	381	(1,387)
Operating lease liabilities	(236)	170
Net cash used in operating activities	(13,453)	(12,952)
Cash flows from investing activities:
Purchases of intangible assets	-	(50)
Purchases of property and equipment	(879)	(833)
Proceeds from short-term investments	12,696	6,678
Net cash provided by investing activities	11,817	5,795
Cash flows from financing activities:
Repayments on finance Lease Liabilities	(24)	(94)
Repayment of financing obligation related to internal use software	(83)	(91)
Proceeds from at-the-market (ATM) share issuance, net of issuance costs	6,687	-
Proceeds from exercise of stock options	343	-
Net cash provided by (used in) financing activities	6,923	(185)
Net change in cash and cash equivalents	$5,287	$(7,342)
Cash and cash equivalents at beginning of period	3,100	10,442
Cash and cash equivalents at end of period	$8,387	$3,100
Supplemental disclosures of cash flow information:
Cash financing activities:
Cash paid for interest	$3	$11
Income taxes paid	$4	$-
Non-cash financing activities:
Finance lease expenditures incurred but not paid at period end	-	7
Inventory transferred to fixed asset	181	-
Non-cash accretion of operating lease liability	115	10
Operating right of use assets	-	$2,277
Operating right-of-use associated with liabilities	-	$2,594

See accompanying notes to consolidated financial statements.

ASTROTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2026 and 2025

(1) Description of the Company and Operating Environment

Business Overview

The terms “Astrotech”, “the Company”, “we”, “us”, or “our” refer to Astrotech Corporation (Nasdaq: ASTC), a Delaware corporation organized in 1984. We are commercializing the Astrotech Mass Spectrometer Technology™ platform (“AMS Technology”) through application specific, wholly owned subsidiaries.

Our mission encompasses the advancement of both mass spectrometry and gas chromatography, two powerful analytical techniques that together enable precise detection and identification of chemical compounds across a wide range of high-demand environments.  We aim to expand access to mass spectrometry by simplifying the complexity of operating these devices within real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. We are introducing our new line of products that are ultra-portable, on-site, rugged environmental testing instruments, featuring our proprietary Astrotech Technologies, Inc. (“ATI”) MS and ATi GC to achieve our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform MS technology originally developed by 1st Detect. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 17 patents granted along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to five wholly-owned subsidiaries of Astrotech on an exclusive basis.

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the use in the agriculture industry to analyze complex chemical compounds found in organic plant material and extracts, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with the initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of the Company’s core AMS Technology. AgLAB continues to conduct field trials demonstrating that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the yields of tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) oil during distillation. The AgLAB 1000-D2™ uses the Maximum Value Process solution (“MVP”) to analyze samples in real-time and assist the equipment operator in determining the ideal operating settings required to maximize yields.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, was in the process of developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate a compromised medical condition.

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

EN-SCAN, Inc.

EN-SCAN, Inc. (“EN-SCAN”) developed advanced environmental testing and monitoring solutions, integrating gas chromatography and mass spectrometry technology in rugged, portable designs.  EN-SCAN’s products support industrial, environmental, and regulatory applications, helping organizations meet compliance requirements and environmental safety. EN-SCAN uses proprietary ATi Gas Chromatograph and AMS Technology license from ATI for instant feedback to accurately detect soil, water, and air contamination source location and migration.

(2) Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The preparation of these consolidated financial statements in conformity to U.S. GAAP for the accounts of Astrotech Corporation and all its wholly owned subsidiaries requires management to make judgments and estimates and form assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and underlying assumptions are reviewed on an ongoing basis. Actual outcomes may differ from these estimates under different assumptions and conditions.  All intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation and have had no impact on net income or stockholders' equity.

Revenue Recognition

Astrotech recognizes revenue employing the generally accepted revenue recognition methodologies described under the provisions of Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). The methodology used is based on contract type and how products and services are provided. The guidelines of Topic 606 establish a five-step process to govern the recognition and reporting of revenue from contracts with customers. The five steps are: (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the performance obligations are satisfied.

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until assurance of collection. During the fiscal years ended June 30, 2026 and 2025, the Company had three customers that each accounted for more than 10% of total revenue.

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

Contract Liabilities (in thousands)

	June 30, 2026	June 30, 2025
Deferred Revenue	$99	$143

Deferred revenue decreased from $143 thousand at June 30, 2025 to $99 thousand at June 30, 2026. Revenue recognized during fiscal year ended June 30, 2026 that was included in the beginning deferred revenue balance was approximately $143 thousand. The decrease was primarily attributable to the recognition of deferred revenue associated with DHL maintenance agreements and extended warranty contracts. Included in the amount recognized during fiscal year ended June 30, 2026 was approximately $91 thousand of deferred revenue from prior periods associated with DHL maintenance agreements following a change in the pattern of revenue recognition. Deferred revenue at June 30, 2026 also includes approximately $45 thousand related to a returned unit pending inspection and resolution with the customer.

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

Multiple Performance Obligations. Certain agreements with customers include the sale of equipment involving multiple elements in cases where obligations in a contract are distinct and thus require separation into multiple performance obligations, revenue recognition guidance requires contract consideration be allocated to each distinct performance obligation based on its relative standalone selling price. In general, our performance obligations are related to the sale of TRACER 1000 systems, training, associated consumables which can be delivered in multiple occurrences, and future maintenance. The value allocated to each performance obligation is then recognized as revenue when the revenue recognition criteria for each distinct promise or bundle of promises has been met.

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

Foreign Currency

The Company’s international operations are subject to certain opportunities and risks, including from foreign currency fluctuations and governmental actions. During fiscal years 2026 and 2025, the Company conducted business in multiple foreign countries. The Company closely monitors its operations in each country in which it does business and seeks to adopt appropriate strategies that are responsive to changing economic and political environments. The Company currently conducts business in the U.S. dollar and the Euro. Revenues, costs, and expenses are translated at the applicable rate on the date of the transaction. Translation gains and losses, if any, are calculated on accounts receivable or accounts payable outstanding at the rate applicable at the end of the period. The Company includes gains and losses resulting from foreign currency transactions in income, while it excludes those resulting from translation of financial statements from income and includes them as a component of accumulated other comprehensive loss when applicable. Transaction gains and losses, which were included in the Company’s consolidated statements of operations and comprehensive loss, were not material for the fiscal years ended June 30,2026 and June 30, 2025.

Warranty Provision

Astrotech offers its customers warranties on the products that it sells. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified time period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual expenses of repairs under warranty, including parts and labor, to this provision when incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the consolidated balance sheets, whose activity for each of the two fiscal years ended June 30, 2026 and 2025 is summarized in the following table:

(In thousands)	Warranty Provision
Balance as of June 30, 2024	$184
Accruals for new warranties issued	75
Settlements made	(62)
Balance as of June 30, 2025	197
Accruals for new warranties issued	65
Settlements made	(63)
Balance as of June 30, 2026	$199

Segment Reporting

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company operates as one reportable segment. The Company's CODM is Thomas B. Pickens III, Chief Executive Officer, Chief Technology Officer and Chairman of the Board. The CODM evaluates performance and allocates resources based on consolidated financial information. The CODM regularly reviews revenue, research and development expenses, selling, general and administrative expenses, loss from operations, cash balances, operating cash flows, and liquidity information to assess performance, monitor liquidity, and allocate resources. The Company has determined that it has a single reportable segment because all operations are managed and evaluated on a consolidated basis. Net sales attributed to customers in the United States and foreign countries for the years ended June 30, 2026 and 2025 were as follows:

Revenue by Segment	Twelve Months Ended
(In thousands)	June 30, 2026	June 30, 2025
United States	$686	$730
Foreign Countries	$227	$319
Total Revenue	$913	$1,049

Product Revenue	Twelve Months Ended
(In thousands)	June 30, 2026	June 30, 2025
Product Revenue	610	804
Grant Revenue	205	115
Service Revenue	97	130
Total Revenue	$913	$1,049

Significant Segment Expenses	Twelve Months Ended
(In thousands)	June 30, 2026	June 30, 2025
Revenue	913	1,049
Research and development expense	(6,484)	(8,142)
Selling, general and administrative expense	(7,871)	(7,067)
Other segment items	(696)	(574)
Loss from Operations	$(14,138)	$(14,734)

Other segment items represent the difference between revenue less the significant expense categories disclosed above and loss from operations. Other segment items primarily consist of cost of revenue, including direct labor, direct materials, warranty costs, and other manufacturing and production-related costs.

Research and Development

Research and development costs are expensed as incurred. Research and development costs are used to improve system functionality, streamline and simplify the user experience, and extend our capabilities into customer-defined, application-specific opportunities. Research and development expenses for the fiscal years ended June 30, 2026 and 2025, were $6.5 million and $8.1 million, respectively.

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

Accounts Receivable

The carrying value of the Company’s accounts receivable, net of an allowance for doubtful accounts, if any, represents their estimated net realizable value. Astrotech estimates an allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. The Company anticipates collecting all unreserved receivables within one year. As of June 30, 2026 and 2025, there was no allowance for doubtful accounts deemed necessary.

Allowance for Credit Losses on Financial Instruments

In accordance with ASC Topic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments (ASC 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts receivable and deposit, prepayments. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts receivable and deposit, prepayments, and others receivable are written off when deemed uncollectible. The Company has not incurred credit losses in fiscal years 2026 or 2025.

Inventory

The Company computes inventory cost on a first-in, first-out basis, and inventory is valued at the lower-of-cost or net realizable value. The valuation of inventory also requires the Company to estimate obsolete and excess inventory as well as inventory that is not of saleable quality. The Company provides reserves for discontinued, slow-moving and excess inventory based upon historical demand calculations, forecasted usage, estimated customer requirements and product line updates. As of  June 30, 2026, and 2025, inventory reserves were $338 thousand and $346 thousand, respectively.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. All furniture, fixtures, and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which generally ranges from 60 to 120 months. Purchased software is typically depreciated over three years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the lease. Repairs and maintenance are expensed when incurred.

Internal Use Software

The Company has adopted the provisions of ASC 350-40, Internal-Use Software, and therefore the costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes all direct external costs related to software developed or obtained for internal use when management commits to funding the project, the preliminary project stage is completed and when technological feasibility is established. Once a new functionality or improvement is released for operational use, the asset is moved from the property and equipment category “capital improvements in progress” to a property and equipment asset subject to depreciation. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Computer software is amortized using the straight-line method over an estimated useful life of three years.

Impairment of Long-Lived Assets

The Company continuously evaluates its long-lived assets for impairment to assess whether the carrying amount of an asset may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, and a current expectation that, more likely than not, an asset will be disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long-lived assets recorded for fiscal years ended June 30, 2026. The Company had an impairment of long-lived assets expense of $197 thousand for the year ended June 30, 2025, related to internal use software.  Assets to be disposed of are reported at the carrying amount. Recoverability of long-lived assets is dependent on a number of conditions, including uncertainty about future events and demand for our services.

Fair Value of Financial Instruments

Astrotech’s financial instruments consist of cash and cash equivalents, available for sale investments, accounts receivable, accounts payable, and accrued liabilities. Management believes the carrying amounts of these assets and liabilities approximate their fair value due to their liquidity. The Company is required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. The Company uses fair value extensively, including in the initial measurement of net assets acquired in a business combination and when accounting for and reporting on certain financial instruments. The Company estimates fair value using an exit price approach, which requires, among other things, that it determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of assets and, for liabilities, assuming the risk of non-performance will be the same before and after the transfer. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company generally uses one or more of the following approaches:

• Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

• Cost approach, which is based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

• Income approach, which is based on the present value of the future stream of net cash flows.

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

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As a result of the Company’s adoption of ASU 2016-02, it no longer recognizes deferred rent on the consolidated balance sheet. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Variable lease payments are amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our facility lease and are expensed when incurred.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2026 and 2025, the Company had established a full valuation allowance against all of its net deferred tax assets.

For the fiscal years ended June 30, 2026 and 2025, the Company incurred losses from operations in the amount of $14.4 million and $13.8 million, respectively. The effective tax rate for the fiscal years 2026 and 2025 were (0.03%) and (0.01%), respectively. There is materially no current state tax expense.

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had unrecognized tax benefits of $848 thousand as of June 30, 2026, all of which has been accounted for as contra deferred tax assets.

For the years ended June 30, 2026 and 2025, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to tax credits and the valuation allowance against its net deferred tax assets.

Treasury Stock

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of stockholders’ equity. During fiscal year 2023, Astrotech repurchased from the open market $119 thousand in treasury stock now held by the Company. There were no new additional purchases in fiscal year 2026.

Accounting Pronouncements

In November 2023, FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2023, with retrospective application to all prior periods presented. We adopted this standard in fiscal year 2025.  The Company implemented enhanced annual segment reporting disclosures based on new requirements.

ASU 2022-04 - Supplier Finance Program (SFP). This ASU requires that a buyer in an SFP disclose qualitative and quantitative information about its program, including the nature of the SFP and key terms, outstanding amounts as of the end of the reporting period, and presentation in its financial statements. This pronouncement has not impacted the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements, but it resulted in additional income tax disclosures in the notes to the consolidated financial statements.

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

In November 2024, the FASB also issued Accounting Standards Update 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not have convertible debt and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated financial statements.

(3) Investments

The following tables summarize gains and losses related to the Company’s investments:

	June 30, 2026
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$3,263	$—	$(316)	$2,947
ETFs - Corporate & Government Debt	—	—	—	—
Total	$3,263	$—	$(316)	$2,947

	June 30, 2025
Available-for-Sale	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$10,547	$—	$(668)	$9,879
ETFs - Corporate & Government Debt	5,425	—	(196)	5,229
Total	$15,972	$—	$(864)	$15,108

Realized Gains and Losses on Available-for-Sale Securities

(In thousands)	June 30, 2026	June 30, 2025
Proceeds from sales of available-for-sale securities	$12,696	$6,678
Gross realized gains	58	24
Gross realized losses	(606)	(32)

We have certain financial instruments on our consolidated balance sheets related to interest-bearing time deposits. Time deposits with maturities of less than 90 days, if any, from the purchase date are included in “Cash and Cash Equivalents.” Time deposits with maturities from 91-360 days, if any, are included in “Short-term investments.” Time deposits with maturities of more than 360 days, if any, are included in “Long-term investments.” As of June 30, 2026 and 2025, the Company had no long-term investments. For more information about the fair value of the Company’s financial instruments, see Note 6.

The following table presents the carrying amounts of certain financial instruments as of June 30, 2026 and 2025:

	Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Money Market Funds
Mutual Funds - Corporate & Government Debt	$2,947	$9,879	$—	$—
ETFs - Corporate & Government Debt	-	$5,229	—	—
Total	$2,947	$15,108	$—	$—

(4) Leases

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgment is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization expense for financed lease assets totaled approximately $125 thousand for the year ended June 30, 2026 and $126 thousand for the years ended June 30, 2025.

On  January 20, 2025, the Company entered into a lease extension to extend the terms of the leases associated with a prior lease agreement related to a research and development facility and an additional facility (the “Donley Facilities”) effective  May 1, 2025. The Company occupied the Donley Facilities through October, 2025 and subsequently transitioned operations to a new facility in Austin, Texas.

On  January 29, 2025, we entered into a new lease agreement for a facility of approximately 17,628 square feet in Austin, Texas (the “Metric Facility”) for a term of 89 months, which such term commenced July 1, 2025. The Metric Facility is intended to support and encompass all Austin based functions. Our total contractual base rent obligation for the Metric Facility is approximately $3.0 million, less a tenant allowance of $317.3 thousand.  Base rent is subject to annual increases over the lease term.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Consolidated Balance Sheet	June 30, 2026	June 30, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets, net	$1,834	$2,225
Financing lease assets	Property and equipment, net	$108	79
Total lease assets		$1,942	$2,304

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$257	$381
Financing lease obligations	Lease liabilities, current	$25	24
Non-current:
Operating lease obligations	Lease liabilities, non-current	2,000	2,225
Financing lease obligations	Lease liabilities, non-current	$24	49
Total lease liabilities		$2,306	$2,679

Future minimum lease payments as of June 30, 2026 under non-cancelable leases are as follows (in thousands):

For the Year Ended June 30,	Operating Leases	Financing Leases	Total
2027	$361	$26	$387
2028	374	$26	400
2029	353	—	353
2030	438	—	438
2031	454	—	454
Thereafter	673	—	673
Total lease obligations	2,653	52	2,705
Imputed interest	(396)	(3)	(399)
Present value of net minimum lease obligations	2,257	49	2,306
Lease liabilities - current	(257)	(25)	(282)
Lease liabilities - non-current	$2,000	$24	$2,024

Other information as of June 30, 2026 is as follows:

Weighted-average remaining lease term (years):
Operating leases	6.4
Financing leases	2.0
Weighted-average discount rate:
Operating leases	4.8%
Financing leases	6.1%

Cash payments for operating leases for the years ended June 30, 2026 and 2025 totaled $347 thousand and $170 thousand, respectively. Cash payments for finance leases totaled approximately $24 thousand and $94 thousand for the years ended June 30, 2026, and 2025, respectively.

(5) Property and Equipment, net

As of June 30, 2026 and 2025, property and equipment, net consisted of the following:

	June 30,
(In thousands)	2026	2025
Furniture, fixtures, equipment & leasehold improvements	$4,789	$3,960
Software	$323	323
Capital improvements in progress	$41	327
Gross property and equipment	5,153	4,610
Accumulated depreciation	(2,770)	(2,215)
Property and equipment, net	$2,383	$2,395

Total depreciation and amortization expense of property and equipment was $896 thousand for the year ended June 30, 2026 and $962 thousand for the year ended  June 30, 2025. Depreciation and amortization expense includes depreciation of financed equipment of $125 thousand and $126 thousand for the years ended June 30, 2026 and 2025, respectively.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of June 30, 2026, and  June 30, 2025:

	June 30, 2026
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Short-Term Investments
Mutual Funds - Corporate & Government Debt	$2,947	$2,947	$—	$—	$2,947
ETFs - Corporate & Government Debt	—	—	—	—	—
Time Deposits: 91-360 days	—	—	—	—
Total Available-for-Sale Investments	$2,947	$2,947	$—	$—	$2,947

	June 30, 2025
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Securities
Short-Term Investments
Mutual Funds - Corporate & Government Debt	$9,879	$9,879	$—	$—	$9,879
ETFs - Corporate & Government Debt	5,229	5,229	—	—	5,229
Time Deposits	—	—	—	—	—
Total Available-for-Sale Investments	$15,108	$15,108	$—	$—	$15,108

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

Preferred Stock

The Company has issued 280,898 shares of Series D Preferred Shares, all of which were issued and outstanding as of June 30, 2026. Series D Preferred Shares are convertible to common stock on a one-for-thirty basis, representing approximately 9,363 shares of common stock upon conversion. Series D Preferred Shares are not callable by the Company. The holder of the preferred stock is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the preferred shares. Preferred shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the preferred shares have preference over common stock. The holder of Series D Preferred Shares has the option to convert said shares to common stock at the holder’s discretion.

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

On December 18, 2023, the Company entered into Amendment No. 1 to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent (the "Amendment"), which extended the Final Expiration Date (as defined in the Rights Plan) to December 20, 2024. On December 12, 2024, the Company entered into Amendment No. 2 to the Rights Agreement between the Company and the Rights Agent, which extended the Final Expiration Date to December 20, 2025, unless the Final Expiration Date is further extended by the Company or the rights subject to the Rights Plan are earlier redeemed or exchanged by the Company in accordance with the terms of the Rights Plan. On December 12, 2025, the Company entered into Amendment No. 3 to the Rights Agreement between the Company and the Rights Agent, which extended the Final Expiration Date to December 20, 2026. All other terms and conditions of the Rights Plan remain unchanged.

Warrants

A summary of the common stock warrant activity for the year ended June 30, 2026 is presented below:

	Shares	Weighted Average Exercise	Aggregate Fair Market Value at Issuance	Weighted Average Remaining Contractual Life
	(In thousands)	Price	(In thousands)	(in years)
Outstanding at June 30, 2024	80	$72.10	$3,747	1.60
Issued	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	(3)	154	(194)	—
Outstanding at June 30, 2025	77	$69.04	$3,553	0.63
Issued	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	(77)	—	(3,553)	—
Outstanding at June 30, 2026	—	—	—	—

The following represents a summary of the warrants outstanding at each of the dates identified:

				Number of Shares Underlying
				Warrants
				(In thousands)
				For the period ended June 30,
Issue Date	Classification	Exercise Price	Expiration Date	2026	2025
March 26, 2020	Equity	$187.50	March 25, 2025	—	—
March 30, 2020	Equity	$140.63	March 27, 2025	—	—
October 23, 2020	Equity	$86.25	October 21, 2025	—	15
October 28, 2020	Equity	$80.63	October 28, 2025	—	6
February 16, 2021	Equity	$121.88	February 11, 2026	—	6
April 12, 2021	Equity	$56.25	April 7, 2026	—	50
Total Outstanding				—	77

Shelf Registration Statement

On January 28, 2026, the Company filed a shelf registration statement on Form S-3 (File No. 333-293023), declared effective on January 30, 2026, by the SEC, which included a base prospectus that allows the Company to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $30 million. On June 3, 2026, the Company filed a prospectus supplement (the “Prior Prospectus Supplement”) to the prospectus dated January 30, 2026, relating to the offer and sale of our common stock under the ATM Program, whereby we initially registered an aggregate offering price of approximately $24.4 million shares of our common stock.

On June 30, 2026, the Company filed a shelf registration statement on Form S-3 (File No. 333-297144), declared effective on July 7, 2026 (the “Registration Statement”) by the SEC, which included a base prospectus that allows the Company to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $200 million. On August 19, 2026, the Company filed a prospectus supplement to the Registration Statement to increase the remaining shares of our common stock available for issuance under the ATM Agreement to $50 million, which and replaced and superseded in its entirety, the Prior Prospectus Supplement. As of September 23, 2026, we have sold 258,856 shares of our common stock under the ATM Program for gross proceeds of approximately $7.9 million.

(8) Business Risk and Credit Risk Concentration Involving Cash

During fiscal year ended June 30, 2026, three customers individually accounted for more than 10% of the Company’s total revenue. Revenue from these customers was approximately $265 thousand (29%), $219 thousand (24%), and $201 thousand (22%), respectively. The Company operates as a single reporting segment. Additionally, the material amount of the Company's receivables was comprised by four companies for the fiscal year ended June 30, 2026 and two companies for the fiscal year ended  June 30, 2025.

The Company maintains funds in bank accounts that may exceed the limit insured by the Federal Deposit Insurance Corporation. The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high credit quality financial institutions. The Company has not experienced any losses in such accounts.  The general insurance limit is $250,000 per separately insured depositor. These balances as of June 30, 2026, are $7.8 million across three financial institutions.

The Company’s ability to raise capital through its ATM program depends on market conditions, trading volume, and other factors beyond its control. Sales under the program may result in dilution to existing stockholders, and the availability of additional shares for issuance could create an overhang on the Company’s common stock. If market conditions are unfavorable, the Company may not be able to access the program on attractive terms, or at all.

(9) Common Stock Incentive, Stock Purchase Plans, and Other Compensation Plans

Stock Option Activity Summary

The Company’s stock option activity for the years ended June 30, 2026 and 2025 was as follows:

		Weighted
	Shares	Average
		Exercise Price
Outstanding at June 30, 2024	156,628	$14.18
Granted	102,260	9.43
Exercised	—	—
Canceled or expired	(45,775)	12.10
Outstanding at June 30, 2025	213,113	$12.35
Granted	78,250	4.84
Exercised	(40,770)	8.42
Canceled or expired	(56,937)	7.62
Outstanding at June 30, 2026	193,656	$11.67

		Options
		Outstanding				Options
		Weighted-				Exercisable
		Average	Options	Weighted-		Weighted-	Options
	Number	Remaining	outstanding	Average	Number	Average	exercisable
	Outstanding	Contractual	intrinsic	Exercise	Exercisable	Exercise	intrinsic
Range of exercise prices		Life (years)	value	Price		Price	value
$4.73 – $9.69	65,400	8.92	$354,721	$5.49	5,636	$8.24	$15,069
$10.10 – $11.27	60,462	7.25	48,974	10.10	36,155	10.10	29,286
$11.51– $19.20	65,853	7.17	—	14.57	37,551	16.86	—
$159– $175.50	1,941	0.86	—	170.33	1,941	170.33	—
$4.73 – $175.50	193,656	7.72	403,695	$11.67	81,283	$16.92	44,355

Compensation costs recognized related to vested stock option awards during the years ended June 30, 2026 and 2025 were $527 thousand and $622 thousand, respectively. As of  June 30, 2026, there was $389 thousand of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock

The Company’s restricted stock activity for the years ended June 30, 2026 and 2025, was as follows:

		Weighted
		Average
	Shares	Grant-Date
		Fair Value
Outstanding at June 30, 2024	43,773	$15.36
Granted	65,000	5.90
Vested	(15,163)	14.85
Canceled or expired	(7,776)	10.97
Outstanding at June 30, 2025	85,834	$14.11
Granted	30,030	5.90
Vested	(62,413)	6.62
Canceled or expired	—	—
Outstanding at June 30, 2026	53,451	$8.42

Compensation costs recognized related to vested restricted stock awards during the years ended June 30, 2026 and 2025 were $393 thousand and $208 thousand, respectively. As of June 30, 2026, there was $363 thousand of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 6.57 years.

Stock-based Compensation in Operating Expenses

The Company’s stock-based compensation by category for the years ended  June 30, 2026 and 2025 was as follows:

	Year Ended	Year Ended
(in thousands)	June 30, 2026	June 30, 2025
Selling, Administration and General	$251	$665
Research & Development	670	165
Total	$921	$830

Fair Value of Stock-Based Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes model on the date of the grant of stock options. The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The Company recognizes forfeitures as they occur. The assumptions used for the years ended June 30, 2026 and 2025 and the resulting estimates of weighted-average fair value per share of options granted or modified are summarized in the following table:

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
Expected Dividend Yield	—	—
Expected Volatility	121.03%	100.06%
Risk-Free Interest Rates	4.44%	4.24%
Expected Option Life (in years)	3.5	3.5
Weighted-average grant-date fair value of options awarded	$10.51	$15.80

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

•	The estimate of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

•	For the years ended June 30, 2026 and 2025, the Company used the simplified method of calculating the expected life of the options.

(10) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2026 and 2025, the Company had established a full valuation allowance against all of its net deferred tax assets.

For the fiscal years ended June 30, 2026, 2025, and 2024, the Company incurred losses from operations in the amount of $14.4 million, $13.8 million, and $11.7 million, respectively. The effective tax rates for fiscal years 2026, 2025, and 2024 were (0.03%), (0.01%), and (0.01%), respectively. There is materially no current state tax expense.

FASB ASC 740, Income Taxes addresses the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had unrecognized tax benefit of $848 thousand as of June 30, 2026, all of which has been accounted for as contra deferred tax assets.

For the years ended June 30, 2026 and 2025, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to tax credits and the valuation allowance against its net deferred tax assets.

Income Tax Expense and Effective Tax Rate

The components of income tax benefit/ (expense) from operations are as follows:

	Year Ended June 30,
(In thousands)	2026	2025
Current
Federal	$—	$—
State and local	(3)	(2)
Total current tax benefit/ (expense)	$(3)	$(2)
Deferred
Federal	(1)	—
State and local	—	—
Total deferred tax benefit/ (expense)	$(1)	$—
Total tax benefit/ (expense)	$(4)	$(2)

The $3 thousand and $2 thousand of current state tax expense for the June 2026 and 2025 years, respectively, relate to state minimum taxes.

Net Cash Paid for Income Taxes

The following table presents the net cash paid by the Company for income taxes during the year ended June 30, 2026:

(In thousands)	2026
Domestic
Federal	$—
States
Massachusetts	$3
Other	1
Foreign	—
Total	$4

The table below provides the income tax rate reconciliation for the year ended June 30, 2025, prepared in accordance with the disclosure requirements in effect prior to the Company's adoption of ASU 2023-09. As the Company adopted ASU 2023-09 on a prospective basis, the rate reconciliation for periods prior to the year ended June 30, 2025 has not been recast to reflect the updated categories and disaggregation requirements of ASU 2023-09. See Note 2. Summary of Significant Accounting Policies—Recent Accounting Pronouncements for additional details on the adoption of ASU 2023-09

A reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. Federal statutory rate to the loss before income taxes to the actual amount of income tax benefit for the June, 2025 year follows:

Reconciliation of Income Tax Expense (Benefit) at the U.S. Federal Statutory Rate to Income Tax Expense (Benefit)
Year Ended June 30,
(In thousands)	2025
Expected benefit	$2,908
State tax expense	(2)
Tax credits	347
Change in valuation allowance	(3,127)
Stock-based compensation	(118)
Prior year true-up	—
Expiration of net operating loss carryovers	(1)
Other permanent items	(9)
Total income tax benefit/ (expense)	$(2)

The table below provides the updated requirements of ASU 2023-09 for 2026.  See Summary of Significant Accounting Policies - Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.

The effective income tax rate for the year ended June 30, 2026 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

Reconciliation of Income Tax Expense (Benefit) at the U.S. Federal Statutory Rate to Income Tax Expense (Benefit)	Year Ended June 30,
	2026
	Amount	Percent
Tax at Federal Statutory Rate	(3,029)	21%

State and local income tax, net of federal (national) income tax effect(1)	3	(0.02)%

Foreign tax effects:	N/A	0.0%

Effect of cross-border tax laws	N/A	0.0%

Tax credits
Federal R&D Credit	(187)	1.30%

Changes in valuation allowances	2,973	(20.62)%

Nontaxable or nondeductible items	69	(0.48)%

Changes in unrecognized tax benefits (report all jurisdictions)	N/A	0.0%

Other adjustments
Expiration of NOL and Charitable Contribution C/O	264	(1.83)%
Other	(89)	0.62%
Provision (Benefit) for Income Taxes	4	(0.03)%

(1) State taxes in Massachusetts and Oregon made up the majority (greater than 50%) of the tax effect in this category.

Deferred Tax Assets and Liabilities

The Company’s deferred tax assets as of June 30, 2026 and 2025 consist of the following:

	Year Ended June 30,
(In thousands)	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$24,226	$20,975
Tax credit carryforwards	2,363	2,166
Lease liability - current and non-current	485	563
Unrealized loss on securities	67	182
IRC Section 174 R&D Expense Capitalization	2,130	2,952
Accrued expenses and other timing	351	126
Stock-based compensation	219	112
Total gross deferred tax assets	$29,841	$27,076
Less — valuation allowance	(29,356)	(26,482)
Net deferred tax assets	$485	$594
Deferred tax liabilities:
Right-of-use assets	$(385)	$(468)
Property and equipment, principally due to differences in depreciation	(101)	(126)
Total gross deferred tax liabilities	(486)	(594)
Net deferred tax assets	$(1)	$—

The Company files consolidated returns for federal, California, Florida, Massachusetts, Oregon and Texas.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be utilized to offset future tax liabilities. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2026, the Company provided a full valuation allowance of approximately $29.4 million against its net deferred tax assets. The valuation allowance increased by approximately $3 million for the year ended June 30, 2026. The Company has $1 thousand net deferred tax liability due to a deferred tax liability on an indefinite lived intangible asset as of June 30, 2026.

At June 30, 2026, the Company had net operating loss carryforwards of approximately $113.5 million with approximately $36.5 million ($7.7 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income set to expire between the years of 2026 and 2037. The Company also had net operating loss carryforwards with indefinite lives of approximately $77.0 million ($16.2 million, tax effected) for federal income tax purposes that are available to offset future regular taxable income. For net operating losses with indefinite carryforward lives, generated beginning after December 31, 2017, the Tax Cuts and Jobs Act limits the amount of net operating losses to be utilized and deducted by the taxpayer to 80% of the taxpayer’s taxable income. Utilization of some of these net operating losses is limited due to the changes in stock ownership of the Company associated with the October 2007 Exchange Offer; as such, the benefit from these losses may not be realized.

The Company has federal research and development income tax credit carryovers of $1.9 million as of June 30, 2026. These credits will expire between the years 2035 and 2046. The Company also has $60 thousand of California research and development income tax credit carryovers as of June 30, 2026, which credits never expire.

At June 30, 2026, the Company also has accumulated state net operating loss carryforwards of approximately $7.5 million ($0.4 million, tax effected) that are available to offset future state taxable income. These net operating loss carryforwards expire between the years 2026 and 2036. These losses may also be subject to utilization limitations; as such, the benefit from these losses may not be realized.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized.

The Company has a temporary credit for business loss carryovers that may be utilized to offset its Texas margin tax. At June 30, 2026, the credit amount is $0.5 million ($0.4 million, tax effected). These credits may be used to offset $13 thousand of state tax liability each year and will expire in 2027.

Uncertain Tax Positions

The Company had unrecognized tax benefits of $848 thousand as of June 30, 2026, all of which have been accounted for as contra deferred tax assets. A roll forward of the beginning and ending amount of unrecognized tax benefits from July 1, 2025 to June 30, 2026 is as follows:

	Year Ended June 30,
(In thousands)	2026	2025
Fiscal year beginning balance	$762	$604
Additions for tax positions of current period	86	157
Additions for tax positions of prior years	—	1
Decreases for tax positions of prior years	—	—
Fiscal year ending balance	$848	$762

The Company recognizes interest and penalties related to income tax matters in income tax expense, as incurred. For the years ended June 30, 2026 and 2025, the Company did not recognize any interest expense for uncertain tax positions.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share

	Year Ended June 30,
	2026	2025
Numerator:
Net loss	$(14,427)	$(13,850)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	1,700	1,665
Basic and diluted net loss per common share:
Net loss	$(8.49)	$(8.32)

All unvested restricted stock awards for the years ended June 30, 2026 and 2025 are not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive. Options to purchase 193,656 shares of common stock at exercise prices ranging from $4.73 to $175.50 per share outstanding for the year ended June 30, 2026 and options to purchase 213,113 shares of common stock at exercise prices ranging from $5.50 to $175.50 per share outstanding for the year ended  June 30, 2025 were not included in diluted net loss per share, as the impact to net loss per share is anti-dilutive.

(12) Employee Benefit Plans

Astrotech has a defined contribution retirement plan, which covers substantially all employees and officers. For the years ended June 30, 2026 and 2025, the Company made matching contributions of $105 thousand and $92 thousand, respectively, to the plan. The Company has the right, but not an obligation, to make additional contributions to the plan in future years at the discretion of the Company’s Board of Directors. The Company has not made any additional contributions for the years ended June 30, 2026 and 2025.

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

Related Party Transactions

Compensation to a related party consultant, Jordan Dinwiddy, son-in-law of the Company's Chief Executive Officer, for the years ended June 30, 2026 and 2025, consisted of consulting fees approximately $290 thousand and $235 thousand, respectively. Mr. Dinwiddy was engaged as a software consultant. All fees paid or accrued under this consulting arrangement were recorded as research and development expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

(14) Subsequent Events

At-the-Market Offering Program (“ATM”)

Subsequent to June 30, 2026, the Company filed a prospectus supplement pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock through H.C. Wainwright & Co., LLC, acting as sales agent. This prospectus supplement replaced and superseded the Company's prior at-the-market offering prospectus supplement filed in June 2026.  As of August 6, 2026, the Company had issued 86,876 shares, under the ATM program, generating gross proceeds of approximately $921 thousand.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2026, based on the frame-work in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the COSO Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2026.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

Insider Trading Policy

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

PART III

As set forth below, the information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference to the Company’s definitive proxy statement to be used in connection with its 2026 Annual Meeting of Stockholders and which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended June 30, 2026 (the “2026 Proxy Statement”), in accordance with General Instructions G(3) of Form 10-K.

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement.

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

4.5	Astrotech Corporation 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on April 5, 2021).

4.6	Form of Underwriter Warrant, dated April 12, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 12, 2021).

4.7	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2022).

4.8	Amendment No. 1 to Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 18, 2023 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2023).

4.9

Amendment No. 2 to Rights Agreement dated as of December 12, 2024, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022. (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2024.)

4.10

Amendment No. 3 to Rights Agreement dated as of December 12, 2025, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022. (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on December 17, 2025.)

10.1	Letter of Agreement, dated March 24, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 30, 2021).

10.2

Amendment No. 1 to Letter of Agreement, dated September 22, 2021, by and between Sanmina Corporation and Astrotech Technologies, Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 26, 2025)

10.3

Amendment No. 2 to Letter of Agreement, dated December 1, 2021, by and between Sanmina Corporation and Astrotech Technologies, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 26, 2025)

10.4

Amendment No. 3 to Letter of Agreement, dated October 12, 2022, by and between Sanmina Corporation and Astrotech Technologies, Inc. (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 26, 2025)

10.5+

Amendment No. 4 to Letter of Agreement, dated July 1, 2025 by and between Sanmina Corporation and Astrotech Technologies, Inc. (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 26, 2025)

10.6†	Employment Agreement, effective October 6, 2008 between SPACEHAB, Incorporated and Thomas B. Pickens, III (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2008).

10.7†	Form of Amended and Restated Indemnification Agreement of Astrotech Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2024).

10.8	Astrotech Corporation Transaction Bonus Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 12, 2025).

10.9

At the Market Offering Agreement, dated June 2, 2026, by and between Astrotech Corporation and H.C. Wainwright & Co, LLC (incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 3, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2026).

21.1*	Astrotech Corporation and Subsidiaries — Subsidiaries of the Registrant.

23.1*	Consent of RBSM LLP.

31.1*

Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer and Principal Financial Officer, in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Thomas B. Pickens III, the Company’s Chief Executive Officer and Principal Financial Officer, in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Astrotech Corporation Compensation Recovery Policy, adopted November 17, 2023 (incorporated by reference to Exhibit 97.1 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 20, 2024).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan arrangement.
*	Filed herewith.
+	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission or its staff upon request. If indicated on the first page of such agreement, certain confidential information have been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K. Such excluded information is not material and is the type that the company treats as private or confidential.
**	The certification attached as Exhibit 32.1 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Astrotech Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrotech Corporation

Date September 25, 2026	By:	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer, Chief Technology Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant in the capacities and on the dates indicated.

/s/ Thomas B. Pickens III	Chief Executive Officer, Chief Technology Officer, and Chairman of the Board	September 25, 2026
Thomas B. Pickens III	(Principal Executive Officer and Principal Financial Officer)

/s/ Charles Winn	Director	September 25, 2026
Charles Winn

/s/ Tom Wilkinson	Director	September 25, 2026
Tom Wilkinson

/s/ John Halinski	Director	September 25, 2026
John Halinski

/s/ Bob McFarland	Director	September 25, 2026
Bob McFarland

/s/ Eric Stober	Director	September 25, 2026
Eric Stober

/s/ Matthew Kreps	Director	September 25, 2026
Matthew Kreps