Form 10-Q
period 2026-09-30
ASTROTECH Corp
filed 2026-11-13
CIK 1001907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 11, 2026, the number of shares of the registrant’s common stock issued and outstanding was 2,127,491

ASTROTECH CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	June 30,
	2026	2026
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$5,615	$8,387
Short-term investments	2,856	2,947
Accounts receivable	112	124
Inventory, net:
Raw materials	2,781	2,926
Work-in-process	305	9
Finished goods	1,145	1,179
Prepaid expenses and other current assets	624	354
Total current assets	13,438	15,926
Property and equipment, net	2,203	2,383
Intangible asset, net	50	50
Operating lease right-of-use assets, net	1,763	1,834
Other assets, net	314	314
Total assets	$17,768	$20,507
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$493	$581
Payroll related accruals	405	482
Accrued expenses and other liabilities	669	912
Lease liabilities, current	288	282
Total current liabilities	1,855	2,257
Accrued expenses and other liabilities, net of current portion	29	54
Lease liabilities, net of current portion	1,974	2,024
Total liabilities	3,858	4,335
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, 250,000,000 shares authorized at September 30, 2026, and June 30, 2026, respectively; 2,118,891 shares issued at September 30, 2026 and 2,009,050 shares issued at June 30, 2026, respectively; 2,108,575 and 1,998,734 shares outstanding at September 30, 2026 and June 30, 2026, respectively	190,643	190,643
Treasury shares, 10,316 at September 30, 2026, and June 30, 2026, respectively	(119)	(119)
Additional paid-in capital	92,039	91,261
Accumulated deficit	(268,245)	(265,297)
Accumulated other comprehensive loss	(408)	(316)
Total stockholders’ equity	13,910	16,172
Total liabilities and stockholders’ equity	$17,768	$20,507

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Revenue	$274	$297
Cost of revenue	172	109
Gross profit	102	188
Operating expenses:
Selling, general and administrative	2,115	1,780
Research and development	1,026	1,944
Total operating expenses	3,141	3,724
Loss from operations	(3,039)	(3,536)
Other income and (expense), net	91	71
Loss from operations before income taxes	(2,948)	(3,465)
Income tax expense	—	—
Net loss	$(2,948)	$(3,465)
Weighted average common shares outstanding:
Basic and diluted	2,021	1,673
Basic and diluted net loss per common share:
Net loss per common share	$(1.46)	$(2.07)
Other comprehensive loss, net of tax:
Net loss	$(2,948)	$(3,465)
Available-for-sale securities:
Net unrealized gain (loss)	(92)	148
Total comprehensive loss	$(3,040)	$(3,317)

See accompanying notes to unaudited condensed consolidated financial statements.

ASTROTECH CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2026	281	$—	1,999	$190,643	$(119)	$91,261	$(265,297)	$(316)	$16,172
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	(92)	(92)
ATM Share issuance	—	—	90	—	—	467	—	—	467
Stock-based compensation	—	—	18	—	—	303	—	—	303
Exercise of stock options	—	—	2	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	(2,948)	—	(2,948)
Balance at September 30, 2026	281	$—	2,109	$190,643	$(119)	$92,039	$(268,245)	$(408)	$13,910

	Preferred Stock
	Series D		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2025	281	$—	1,759	$190,643	$(119)	$83,310	$(250,870)	$(864)	$22,100
Net change in available-for-sale marketable securities	—	—	—	—	—	—	—	148	148
Stock-based compensation	—	—	—	—	—	304	—	—	304
Issuance of restricted stock	—	—		—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,465)	—	(3,465)
Balance at September 30, 2025	281	$—	1,759	$190,643	$(119)	$83,614	$(254,335)	$(716)	$19,087

See accompanying notes to unaudited condensed consolidated financial statements.

         ASTROTECH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,948)	$(3,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	303	304
Depreciation and amortization	206	236
Amortization of operating lease right-of-use assets	71	66
Interest on financing leases	-	1
Changes in assets and liabilities:
Accounts receivable	12	132
Inventory, net	(116)	(153)
Accounts payable	(88)	(453)
Deferred revenue	(121)	(218)
Other assets and liabilities	(474)	(372)
Operating lease liabilities	(39)	(14)
Net cash (used in) operating activities	(3,194)	(3,936)
Cash flows from investing activities:
Purchases of property and equipment	(26)	(448)
Proceeds from short-term investments	-	3,966
Net cash provided by (used in) investing activities	(26)	3,518
Cash flows from financing activities:
Repayment of financing liability in connection with internal-use software	(21)	(28)
Repayments on finance lease liabilities	(6)	(8)
Proceeds from at the market (ATM) share issuance	467	-
Proceeds from exercise of stock options	8	-
Net cash provided by (used in) financing activities	448	(36)
Net change in cash and cash equivalents	$(2,772)	$(454)
Cash and cash equivalents at beginning of period	8,387	3,100
Cash and cash equivalents at end of period	$5,615	$2,646

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$9
Income taxes paid	—	—
Non-cash financing activities: Finance lease expenditures incurred but not paid for as of the end of the period	—	$21

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

●

1st Detect Corporation (“1st Detect”) is a manufacturer of explosives trace detectors (“ETDs”) and narcotics trace detectors (“NTDs”) developed for use in security and detection at airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, and law enforcement centers. 1st Detect holds an exclusive AMS Technology license from ATI for air passenger and cargo security applications as well as narcotics detection.

●

AgLAB, Inc. (“AgLAB”) is developing a series of mass spectrometers for use in the hemp and cannabis market with initial focus on optimizing yields in the distillation processes. AgLAB holds an exclusive AMS Technology license from ATI for applications in the agriculture industry which require analyzing complex chemical compounds found in organic plant material and extracts.

●

BreathTech Corporation (“BreathTech”) has developed the BreathTest-1000TM, a breath analysis tool designed to screen for volatile organic compound (“VOC”) metabolites found in a person’s breath that could indicate a compromised condition including but not limited to a bacterial or viral infection. BreathTech holds an exclusive AMS Technology license from ATI for breath analysis applications.  Because commercialization of this application would require many years and significant investment due to regulatory requirements, the Company has determined to deploy capital instead to its other subsidiaries.

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

●

EN-SCAN, Inc. (“EN-SCAN”) develops, manufactures and sells advanced environmental testing and monitoring solutions built around rugged, portable gas chromatography-based systems, including the EN-SCAN Handheld GC, EN-SCAN Fenceline Monitor, EN-SCAN Rugged Lab GC-MS, and the Labrador HH-GC, which was commercially launched in May 2026. EN-SCAN's current platform integrates a proprietary micro-electro-mechanical ("MEMs") pre-concentrator, a MEMS micro gas chromatographic column, and a photoionization detector to provide rapid, on-site detection of volatile organic compounds, and EN-SCAN plans to incorporate mass spectrometry into future product generations. EN-SCAN’s products are expected to support industrial, environmental, and regulatory applications, helping organizations meet compliance requirements and environmental safety. EN-SCAN uses proprietary ATi Gas Chromatograph (“GC”) and AMS Technology license from ATI for instant feedback to accurately detect soil, water, and air contamination source location and migration.

●	Lunar Utilities Corporation (“LUC”) is a recently approved strategic initiative focused on future lunar resource development, autonomous lunar industrial infrastructure, Moon-based advanced computing, semiconductor, manufacturing, lunar power generation and power infrastructure, mining, chemical manufacturing, product transportation and equipment leasing opportunities on the Moon. As part of the initiative, Astrotech intends to evaluate and potentially develop infrastructure technologies that could support semiconductor processing, advanced computing systems, and quantum computing manufacturing operations on the lunar surface.

Principles of Consolidation and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, the Unaudited Condensed Consolidated Financial Statements included herin contain all adjustments necessary to fairly present our financial position, results of operations, and cash flows for the periods indicated.  Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the Unaudited Condensed Consolidated Financial Statements.  The results for the interim period are not necessarily indicative of the results that may be expected for a full year.  All intercompany balances and transactions have been eliminated.  Amounts presented in this Form 10-Q may not sum due to rounding.

For additional information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the "2026 Annual Report on Form 10-K"), filed with the United States Securities and Exchange Commission (the "SEC").

Segment Information

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”), the Chief Executive Officer, in making decisions on how to allocate resources and assess performance. The Company operates as one reportable segment. The CODM evaluates performance and allocates resources based on consolidated financial information and regularly reviews revenue, research and development expenses, selling, general and administrative expenses, loss from operations, cash balances, operating cash flows, and liquidity information. Significant segment expenses for the three months ended September 30, 2026 and 2025 consisted of research and development expenses of $1,026 thousand and $1,944 thousand, selling, general and administrative expense of $2,115 thousand and $1,780 thousand, and other segment items, primarily cost of revenue, of $172 thousand and $109 thousand, respectively. Net sales attributed to customers in the United States and foreign countries for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
Revenue by Geographic Area	September 30, 2026	September 30, 2025
(In thousands)
United States	$177	256
Foreign Countries	97	41
Total Revenue	$274	$297

Revenue by Product	Three Months Ended
(In thousands)	September 30, 2026	September 30, 2025
Product Revenue	$107	$—
Training Revenue	—	20
Contract Revenue	107	234
Service Revenue	1	—
Warranty Revenue	22	13
Consumables Revenue	37	30
Total Revenue	$274	$297

Accounting Pronouncements

In  December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after  December 15, 2024. We adopted this standard in fiscal year ended June 30, 2026. This pronouncement has not impacted the Company’s consolidated financial statements.

In  November 2024, the FASB also issued ASU 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The company adopted ASU 2024-04 effective July 1, 2026. The adoption of this guidance did not have any material impact on the Company's consolidated financial statements.

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

2. Include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements.

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

(2) Liquidity

The Company had cash of approximately $5.6 million, short-term investments of approximately $2.9 million, and has positive working capital of approximately $11.6 million as of the three months ended September 30, 2026. We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $268.2 million as of  September 30, 2026. Management believes that our cash and cash equivalents, and investments as of  September 30, 2026, together with operational cash flows, and capital-raising activities will fund our current operating plans and meet our anticipated obligations for at least the next 12 months.

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

(3) Investments

The following tables summarize gains and losses related to the Company’s investments as of September 30, 2026, and  June 30, 2026, respectively:

	September 30, 2026
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$3,264	$—	$(408)	$2,856
Total	$3,264	$—	$(408)	$2,856

	June 30, 2026
Available-for-Sale Investments	Adjusted	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Mutual Funds - Corporate & Government Debt	$3,263	$—	$(316)	$2,947
Total	$3,263	$—	$(316)	$2,947

All investments were classified as short-term investments as of September 30, 2026 and June 30, 2026. For more information about the fair value of the Company’s financial instruments, see Note 11.

The following table presents the carrying amounts of certain financial instruments as of September 30, 2026, and June 30, 2026, respectively:

	Carrying Value		Carrying Value
	Short-Term Investments		Long-Term Investments
(In thousands)	September 30, 2026	June 30, 2026	September 30, 2026	June 30, 2026
Money Market Funds
Mutual Funds - Corporate & Government Debt	$2,856	$2,947	$—	$—
Total	$2,856	$2,947	$—	$—

(4) Leases

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. Significant judgment is required when determining the Company’s incremental borrowing rate. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The amortization expense for financed lease assets totaled approximately $31 thousand for each of the three months ended September 30, 2026 and 2025.

On January 29, 2025, we entered into a lease agreement, beginning on July 1, 2025, for a facility of approximately 17,628 square feet in Austin, Texas (the “Metric Facility”) for a term of 89 months. The Metric Facility is intended to support and encompass all Austin based functions. Our total contractual base rent obligation for the Metric Facility is approximately $3.0 million, less a tenant allowance of $312.5 thousand. Base rent is subject to annual increases over the lease term.

The balance sheet presentation of the Company’s operating and finance leases is as follows:

(In thousands)	Classification on the Condensed Consolidated Balance Sheet	September 30, 2026	June 30, 2026
Assets:
Operating lease assets	Operating leases, right-of-use assets, net	$1,763	$1,834
Financing lease assets	Property and equipment, net	$77	108
Total lease assets		$1,840	$1,942

Liabilities:
Current:
Operating lease obligations	Lease liabilities, current	$263	$257
Financing lease obligations	Lease liabilities, current	25	25
Non-current:
Operating lease obligations	Lease liabilities, non-current	1,956	2,000
Financing lease obligations	Lease liabilities, non-current	18	24
Total lease liabilities		$2,262	$2,306

Future minimum lease payments as of  September 30, 2026, under non-cancellable leases are as follows (in thousands):

(In thousands)
As of September 30,	Operating Leases	Financing Leases	Total
2027	$295	$20	$315
2028	374	25	399
2029	353	—	353
2030	438	—	438
2031	454	—	454
Thereafter	674	—	674
Total lease obligations	2,588	45	2,633
Less: imputed interest	(369)	(2)	(371)
Present value of net minimum lease obligations	2,219	43	2,262
Less: lease liabilities - current	(263)	(25)	(288)
Lease liabilities - non-current	$1,956	$18	$1,974

Other information as of September 30, 2026, is as follows:

Weighted-average remaining lease term (years):
Operating leases	6.2
Financing leases	1.7
Weighted-average discount rate:
Operating leases	4.8%
Financing leases	6.1%

Cash payments for operating leases for the three months ended September 30, 2026, and 2025 were $66 thousand and $63 thousand, respectively. Cash payments for finance lease liabilities, including principal and interest, for the three months ended September 30, 2026, and 2025 were $7 thousand and $8 thousand respectively.

(5) Property and Equipment, net

As of September 30, 2026, and June 30, 2026, property and equipment, net consisted of the following, respectively:

(In thousands)	September 30, 2026	June 30, 2026
Furniture, fixtures, equipment & leasehold improvements	$4,798	$4,789
Software	323	323
Capital improvements in progress	57	41
Gross property and equipment	5,178	5,153
Accumulated depreciation and amortization	(2,975)	(2,770)
Property and equipment, net	$2,203	$2,383

Depreciation and amortization expense of property and equipment was $206 thousand and $236 thousand for each of the three months ended September 30, 2026 and 2025, respectively. Total depreciation and amortization expense includes finance lease right-of-use asset amortization of $31 thousand for each of the three months ended September 30, 2026 and 2025, respectively.

(6)  Intangible Assets, net

As of September 30, 2026, and June 30, 2026, intangible assets, net consisted of the following, respectively:

(In thousands)	September 30, 2026	June 30, 2026
Indefinite-life intangible asset	$50	$50
Accumulated amortization	—	—
Intangible Assets, net	$50	$50

The intangible asset consists of a license from a national laboratory for technology used in gas chromatographic products.

(7) Warranty Reserve

Astrotech offers its customers warranties on its products. These warranties typically provide for repairs and maintenance of the products if problems arise during a specified period after original shipment. Concurrent with the sale of products, the Company records a provision for estimated warranty expenses with a corresponding increase in cost of goods sold. The Company periodically adjusts this provision based on historical experience and anticipated expenses. The Company charges actual warranty repair costs, including parts and labor, against this reserve as incurred. The current obligation for warranty provision is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The warranty reserve balance was $192 thousand and $199 thousand as of  September 30, 2026, and June 30, 2026, respectively.

(8) Stockholders’ Equity

Preferred Stock

The Company has issued 280,898 shares of Series D convertible preferred stock (“Series D Preferred Shares”), all of which were issued and outstanding as of  September 30, 2026. Series D Preferred Shares are convertible to common stock, $0.001 par value per share (“common stock”), on a one-for-thirty basis, representing approximately 9,363 shares of common stock upon conversion. Series D Preferred Shares are not callable by the Company. The holder of the Series D Preferred Shares is entitled to receive, and we shall pay, dividends on shares equal to and in the same form as dividends actually paid on shares of common stock when, and if, such dividends are paid on shares of common stock. No other dividends are paid on the Series D Preferred Shares. Series D Preferred Shares have no voting rights. Upon liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary, the Series D Preferred Shares have preference over common stock. The holder of Series D Preferred Shares may convert said shares to common stock at the holder’s discretion.

Common Stock

The Company has issued 2,118,891 shares of common stock and has outstanding shares of common stock of 2,108,575 as of September 30, 2026. Treasury shares of 10,316 are the difference between issued and outstanding.

During the three months ended September 30, 2026, the Company issued approximately 90,000 shares of common stock under its ATM program for net proceeds of $467 thousand.

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

On  December 18, 2023, the Company entered into Amendment No. 1 to Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, which extended the Final Expiration Date (as defined in the Rights Plan) to  December 20, 2024. On  December 12, 2024, the Company entered into Amendment No. 2 to the Rights Agreement between the Company and the Rights Agent, which extends the Final Expiration Date to  December 20, 2025, unless the Final Expiration Date is further extended by the Company or the rights subject to the Rights Plan are earlier redeemed or exchanged by the Company in accordance with the terms of the Rights Plan. On December 12, 2025, the Company entered into Amendment No. 3 to the Rights Agreement with the Rights Agent, which extends the Final Expiration Date to December 20, 2026, unless the Final Expiration Date is further extended by the Company in accordance with the terms of the Rights Plan. All other terms and conditions of the Rights Plan remain unchanged.

Warrants

The Company had no warrants outstanding as of September 30, 2026 or June 30, 2026.

Shelf Registration Statement

On January 28, 2026, the Company filed a Registration Statement on Form S-3 (Registration No. 333-293023) (the “Shelf Registration Statement”), declared effective on January 30, 2026 by the SEC, which includes a base prospectus that allows the Company to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $30 million. As described in the Shelf Registration Statement, pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell securities registered on the Shelf Registration Statement, in a public primary offering with a value exceeding more than one-third of the Company's public float in any 12-month period so long as the Company's public float remains below $75 million (the “Baby Shelf Limitation”). The Shelf Registration Statement is intended to preserve the Company's flexibility to raise capital from time to time, if and when needed.

On June 2, 2026, we entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC (the “ATM Agreement”), pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $50.0 million, subject to applicable limitations, including General Instruction I.B.6 of Form S-3. Shares are offered under our shelf registration statement on Form S-3 (File No. 333-297144), declared effective on July 7, 2026. During the three months ended September 30, 2026, we sold 90 thousand shares under the ATM Agreement for net proceeds of approximately $467 thousand, and as of September 30, 2026, approximately $40.2 million remained available under the ATM Agreement.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted net loss per share:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2026	2025
Numerator:
Net loss	$(2,948)	$(3,465)
Denominator:
Denominator for basic and diluted net loss per share — weighted average common stock outstanding	2,021	1,673
Basic and diluted net loss per common share:
Net loss per common share	$(1.46)	$(2.07)

All unvested restricted stock awards and convertible Series D Preferred Shares for the three months ended September 30, 2026, are not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive. Options to purchase 184,573 shares of common stock at exercise prices ranging from $4.73 to $175.50 per share outstanding as of September 30, 2026, were not included in diluted net loss per share, as the impact to net loss per share would be anti-dilutive.

(10) Revenue Recognition

Astrotech recognizes revenue employing the generally accepted revenue recognition methodologies described under the provisions of ASC Topic 606 “Revenue from Contracts with Customers” (“Topic 606”). The methodology used is based on contract type and how products and services are provided. The guidelines of Topic 606 establish a five-step process to govern the recognition and reporting of revenue from contracts with customers. The five steps are: (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when or as the performance obligations are satisfied.

An additional factor is reasonable assurance of collectability. This necessitates deferral of all or a portion of revenue recognition until assurance of collection. For the three months ended September 30, 2026, three customers each accounted for 10% or more of total revenue and collectively represented 82.9% of total revenue. For the three months ended September 30, 2025, two customers each accounted for 10% or more of total revenue and collectively represented 90.5% of total revenue. Revenue from these customers totaled approximately $227 thousand and $269 thousand for the three months ended September 30, 2026 and 2025, respectively.

Revenue from product and services sales are recognized when control of the goods is transferred to the customer which generally occurs at a point in time typically upon shipment to the customer or completion of the service. This standard applies to all contracts with customers. Warranty obligations associated with the sale of our products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. Warranty expense is included in cost of sales. For the three months ended September 30, 2026, approximately $130 thousand of total revenue was recognized over time and approximately $144 thousand of total revenue was recognized at a point in time.

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

Revenue under long-term government contracts is recorded under the percentage of completion method. Revenue, billable under cost-plus-fixed-fee contracts, is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Costs include direct labor, direct materials, subcontractor costs and manufacturing and administrative overhead allowable under the contract. Selling, general and administrative expenses allowable under the terms of contracts are allocated per contract, depending on its direct labor and material proportion to total direct labor and material of all contracts. As contracts can extend over one or more accounting periods, revisions in earnings estimated during the course of work are reflected during the accounting period in which the facts become known. The Company does not generally provide an allowance for returns from our government customers because our customer agreements do not provide for a right of return.

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

The following tables present the carrying amounts, estimated fair values, and valuation input levels of certain financial instruments as of September 30, 2026, and  June 30, 2026:

	September 30, 2026
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	2,856	2,856	—	—	2,856
Total Available-for-Sale Investments	$2,856	$2,856	$—	$—	$2,856

	June 30, 2026
	Carrying	Fair Value Measured Using			Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Available-for-Sale Investments
Short-Term Investments
Mutual Funds - Corporate & Government Debt	2,947	2,947	—	—	2,947
Total Available-for-Sale Investments	$2,947	$2,947	$—	$—	$2,947

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

(12) Business Risk and Credit Risk Concentration Involving Cash

For the three months ended September 30, 2026 and 2025, three and two customers, respectively, each accounted for 10% or more of the Company's revenue and collectively represented 82.9% and 90.5% of total revenue, respectively.

The Company maintains funds in bank accounts that  may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds in what the Company believes to be high-credit-quality financial institutions. The Company has not experienced any losses in such accounts. The general insurance limit is $250,000 per separately insured depositor. The combined balances of these bank accounts as of September 30, 2026, were approximately $2 million across two financial institutions, substantially exceeding FDIC insurance limits.

(13) Stock-Based Compensation

We have granted equity incentives to employees and directors in the form of stock options and restricted stock awards. The total stock-based compensation expense for all equity incentives was $303 thousand and $304 thousand for the three months ended September 30, 2026, and September 30, 2025, respectively.

Stock Options

The Company’s stock option activity for the three months ended September 30, 2026, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2026	193,656	$11.67
Granted	—	—
Exercised	(1,667)	4.73
Canceled or expired	(7,416)	4.88
Outstanding at September 30, 2026	184,573	$12.00

The aggregate intrinsic value was $0 for all of options exercisable and for all unvested options at September 30, 2026, because the fair value of the Company’s common stock was less than the exercise prices of these options.

The table below details the Company’s stock options outstanding as of September 30, 2026:

Range of Exercise prices	Number Outstanding	Options Outstanding Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Options Exercisable Weighted-Average Exercise Price
$4.73 - 9.69	56,317	8.64	$5.59	18,325	$5.90
$10.10 - 11.27	60,462	7.00	10.10	60,462	10.10
$11.51 - 19.20	65,853	6.92	14.57	52,305	15.36
$159 - 175.50	1,941	0.61	170.33	1,941	170.33
$4.73 - 175.50	184,573	7.40	$12	133,033	$13.93

Compensation costs recognized related to stock option awards were $93 thousand and $229 thousand for the three months ended September 30, 2026, and 2025, respectively. The remaining stock-based compensation expense of $278 thousand related to stock options will be recognized over a weighted-average period of 1.43 years.

Restricted Stock

The Company’s restricted stock activity for the three months ended September 30, 2026, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2026	53,451	$14.11
Granted	24,748	7.95
Vested	(18,297)	8.11
Adjustment Winn Grant 12/24	1,433	6.85
Canceled or expired	—	—
Outstanding at September 30, 2026	61,335	$8.09

Stock compensation expenses related to restricted stock were $209 thousand and $75 thousand for the three months ended September 30, 2026, and 2025, respectively. The remaining stock-based compensation expense of $349 thousand related to unvested restricted stock awards granted will be recognized over a weighted-average period of 1.81 years.

(14) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2026, the Company has a valuation allowance against all of its net deferred tax assets.

For the three months ended September 30, 2026 and 2025, the Company incurred pre-tax losses in the amount of $2.9 million and $3.5 million, respectively. The total effective tax rates were approximately 0.0% and (0.05)% for the three months ended September 30, 2026 and 2025, respectively.

For each of the three months ended September 30, 2026 and 2025, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

FASB ASC 740, “Income Taxes” addresses the accounting for uncertainty in income tax recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company currently has approximately $848 thousand of uncertain tax positions as of September 30, 2026, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming twelve months.

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

(16) Subsequent Events

Management has determined there are no subsequent events to report through November 13, 2026

(17)

Related Party

During the three months ended September 30, 2026, the Company has incurred consulting expenses of $85 thousand for services provided by a consultant who is the son‑in‑law of the Company’s Chief Executive Officer. The services primarily related to software services. The engagement and compensation terms were reviewed and approved in accordance with the Company’s related party transaction policy.

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

●	The success of the potential sale of 1st Detect, and the risks the announcement and pendency of the proposed sale present to our going business and operations;

●	The adverse expectations regarding the global economy, inflation, the potential for recession and geopolitical tensions and any resulting sanctions, or wars;

●	The effect of economic and political conditions in the United States or other nations that could impact our ability to sell our products and services or gain customers;

●	Product demand and market acceptance risks, including our ability to develop and sell products and services to be used by governmental or commercial customers;

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate; therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Considering the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Form 10-K”), elsewhere in this Quarterly Report on Form 10-Q , or those discussed in other documents we filed with the SEC. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events, or otherwise. In making these statements, we disclaim any obligation to address or update each factor in future filings with the SEC or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, any of the matters discussed above may have affected our past results and may affect future results, so that our actual results may differ materially from those expressed in this Quarterly Report on Form 10-Q and in prior or subsequent communications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Business Overview

The terms “Astrotech”, “the Company”, “we”, “us”, or “our” refer to Astrotech Corporation (Nasdaq: ASTC), a Delaware corporation organized in 1984. Our use of “products” and “devices” refer to the TRACER 1000™, BreathTest-1000™, AGLAB 1000™, TRACER 1000™ NTD, Pro-Control 1000™, and EN-SCAN products, including the Labrador HH-GC along with related accessories and consumables.

Our mission encompasses the advancement of both mass spectrometry and gas chromatography, two powerful analytical techniques that together enable precise detection and identification of chemical compounds across a wide range of high-demand environments.  We aim to expand access to mass spectrometry by simplifying the complexity of operating these devices within real-time testing environments such as airports, border checkpoints, cargo hubs, infrastructure security, correctional facilities, military bases, law enforcement centers, and industrial locations. We are introducing our new line of products that are ultra-portable, on-site, rugged environmental testing instruments, featuring our proprietary ATI MS and ATi GC to achieve our mission through simplifying the user interface, automating the complicated calibration process, ruggedizing the critical components to endure MS/GC field work, and enabling multiple configurations for sample intake options.

Astrotech Technologies, Inc.

ATI owns and licenses the AMS Technology, the platform MS technology originally developed by 1st Detect. The AMS Technology has been designed to be inexpensive, smaller, and easier to use when compared to traditional mass spectrometers. Unlike other technologies, the AMS Technology works under ultra-high vacuum, which eliminates competing molecules, yielding higher resolution and fewer false alarms. The intellectual property includes 17 patents granted along with extensive trade secrets. With a number of diverse market opportunities for the core technology, ATI is structured to license the intellectual property for different fields of use. ATI currently licenses the AMS Technology to five wholly-owned subsidiaries of Astrotech on an exclusive basis, including to 1st Detect for use in security and detection applications, to AgLAB for use in agriculture applications, to BreathTech for use in breath analysis applications, to Pro-Control for use in production applications, and to EN-SCAN for use in industrial and environmental applications

1st Detect Corporation

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

AgLAB Inc.

AgLAB, an exclusive licensee of ATI for the use in the agriculture industry to analyze complex chemical compounds found in organic plant material and extracts, has developed the AgLAB 1000™ series of mass spectrometers for use in the hemp and cannabis markets with the initial focus on optimizing yields in the distillation process. The AgLAB product line is a derivative of our core AMS Technology. AgLAB continues to conduct field trials demonstrating that the AgLAB 1000-D2™ can be used in the distillation process to significantly improve the yields of tetrahydrocannabinol and cannabidiol oil during distillation. The AgLAB 1000-D2™ uses the Maximum Value Process solution to analyze samples in real-time and assist the equipment operator in determining the ideal operating settings required to maximize yields.

BreathTech Corporation

BreathTech, an exclusive licensee of ATI for use in breath analysis applications, was in the process of developing the BreathTest-1000™, a breath analysis tool to screen for VOC metabolites found in a person’s breath that could indicate a compromised medical condition.

Pro-Control, Inc.

Pro-Control, Inc. (“Pro-Control”) is an exclusive licensee with ATI to utilize its AMS Technology for industrial process control applications involving chemical distillation outside of the agriculture industry. Pro-Control uses advanced mass spectrometer instrumentation to monitor and control the production and operations of manufacturing processes using real-time, in-process samples. Pro-Control provides the vital spectral qualitative and quantitative data needed to control the production parameters (temperatures, flow, speed and pressure) while significantly improving efficiency.

Pro-Control has introduced its proprietary Pro-Control Maximum Value Processing and the Pro-Control 1000-D2™ mass spectrometer, which in combination are designed to test, measure and increase reaction intermediates, purity and percent yields in industrial processes.

EN-SCAN, Inc.

EN-SCAN, Inc. (“EN-SCAN”) develops, manufactures and sells advanced environmental testing and monitoring solutions built around rugged, portable gas chromatography-based systems, including the EN-SCAN Handheld GC, EN-SCAN Fenceline Monitor, EN-SCAN Rugged Lab GC-MS, and the Labrador HH-GC, which was commercially launched in May 2026. EN-SCAN plans to incorporate mass spectrometry into future product generations. EN-SCAN’s products support industrial, environmental, and regulatory applications, helping organizations meet compliance requirements and environmental safety. EN-SCAN uses proprietary ATi Gas Chromatograph and AMS Technology license from ATI for instant feedback to accurately detect soil, water, and air contamination source location and migration.

Lunar Utilities Corporation

On October 16, 2026, the Certificate of Incorporation was amended to change the corporation's name to Lunar Utilities (“LUC”). LUC is focused on potentially developing infrastructure technologies that could support semiconductor processing, advanced computing systems, and quantum computing manufacturing operations on the lunar surface.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that directly affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities in our Company’s consolidated financial statements and accompanying notes. A critical accounting estimate is one that involves a significant level of estimation or uncertainty and has had or is reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management continuously evaluates its critical accounting policies and estimates, including those used in evaluating the recoverability of long-lived assets, recognition of revenue, valuation of inventory, and the recognition and measurement of loss contingencies, if any. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Results of Operations

Three months ended September 30, 2026, compared to three months ended September 30, 2025:

Selected consolidated financial data for the three months ended September 30, 2026, and 2025 is as follows:

	Three Months Ended September 30,
(In thousands)	2026	2025
Revenue	$274	$297
Cost of revenue	172	109
Gross profit	102	188
Gross margin	37%	63%
Operating expenses:
Selling, general and administrative	2,115	1,780
Research and development	1,026	1,944
Total operating expenses	3,141	3,724
Loss from operations	(3,039)	(3,536)
Other income and expense, net	91	71
Net loss	$(2,948)	$(3,465)

Revenue – Total revenue decreased $23 thousand, or 8%, to $274 thousand for the three months ended September 30, 2026, compared to $297 thousand for the three months ended September 30, 2025. The decrease was primarily due to lower contract revenue of $127 thousand and the non-recurrence of $20 thousand of training revenue recognized in the prior-year period. These decreases were partially offset by $107 thousand of product revenue from the sale of three units, $9 thousand of higher warranty revenue, and $7 thousand of higher consumables revenue.

Cost of Revenue – Gross profit is comprised of revenue less cost of revenue. Cost of revenue includes materials, overhead, warranty expenses, shipping, and labor. Cost of revenue increased by $63 thousand during the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily driven by higher material costs of $67 thousand associated with the sale of three units during the current-year period. As a result, gross margin decreased to 37% for the three months ended September 30, 2026, compared to 63% for the same period in 2025.

Operating Expenses – Operating expenses decreased by $583 thousand, or 16%, during the three months ended September 30, 2026, compared to the same period in 2025. Significant changes to operating expenses include the following:

●

Selling, general and administrative expenses increased $335 thousand, or 19%, to $2.1 million from $1.8 million for the three months ended September 30, 2026, compared to the same period in 2025. The increase primarily reflected higher consulting expenses of $371 thousand, including a $200 thousand marketing-services engagement and fees for an interim Chief Financial Officer ("CFO") following the departure of the former CFO; higher facilities expenses of $177 thousand, primarily due to the transfer of Braker facility lease-related costs from research and development to selling, general and administrative expenses; and higher accounting and compliance expenses of $79 thousand. These increases were partially offset by a $245 thousand decrease in employee compensation and related costs resulting from lower headcount, including the former CFO position, and a $188 thousand decrease in legal expenses, primarily reflecting the reclassification of offering-related costs to additional paid-in capital.

●

Research and development expenses decreased $918 thousand, or 47%, to $1.0 million from $1.9 million during the three months ended September 30, 2026, compared with the same period in 2025. The decrease primarily reflected lower employee compensation and related costs of $379 thousand following research and development headcount reductions and the reclassification of certain labor costs to cost of revenue, including labor associated with manufacturing activities and percentage-of-completion contract work, lower contractor and consultant expense of $320 thousand, including a $60 thousand consultant retainer transferred to selling, general and administrative expenses; and lower facilities expense of $149 thousand following the transfer of Braker facility lease-related costs to selling, general and administrative expenses. The decrease also reflected lower depreciation expense of $50 thousand, the absence of $47 thousand of recruiting expense incurred in the prior-year period, and the reclassification of $20 thousand of insurance expense to selling, general and administrative expense. These decreases were partially offset by a $92 thousand increase in materials and equipment expenses, primarily reflecting higher inventory impairment charges on aged inventory.

Other Income and Expense, net – Other income and expense, net increased $20 thousand during the three months ended September 30, 2026, compared to the same period in 2025. The increase primarily reflected the absence of a realized loss on securities recognized in the prior year period, partially offset by lower dividend income due to reduced investment balances.

Liquidity and Capital Resources

Cash Flows

The following is a summary of the change in our cash and cash equivalents:

	Three Months Ended September 30,
(In thousands)	2026	2025	Change
Change in cash and cash equivalents:
Net cash provided by (used in) operating activities	$(3,194)	$(3,936)	$742
Net cash provided by (used in) investing activities	(26)	3,518	(3,544)
Net cash provided by (used in) in financing activities	448	(36)	484
Net change in cash and cash equivalents	$(2,772)	$(454)	$(2,318)

Cash and Cash Equivalents

As of September 30, 2026, cash was $5.6 million, short-term investments were $2.9 million, and working capital was $11.6 million. Cash decreased $2.8 million during the quarter, primarily from operating cash use, partially offset by financing proceeds.

Operating Activities

Cash used in operating activities was approximately $3.2 million for the three months ended September 30, 2026, compared with $3.9 million for the same period in 2025. Cash used in operating activities primarily reflected the Company's net loss of $2.9 million, partially offset by noncash charges of approximately $0.6 million, including stock-based compensation, depreciation and amortization, and amortization of right of use assets. Changes in working capital also used cash during the quarter, including a $273 thousand increase in prepaid expenses and other current assets, primarily related to prepaid insurance, a $116 thousand increase in inventory, a $121 thousand decrease in deferred revenue, primarily related to the recognition of previously deferred revenue, and a $286 thousand decrease in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities was approximately $26 thousand for the three months ended September 30, 2026, compared to cash provided by investing activities of approximately $3.5 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, investing activities consisted solely of purchases of property and equipment. The prior-year period included $4.0 million of proceeds from short-term investments, partially offset by $448 thousand of leasehold improvements associated with the Company's relocation to the Braker facility.

Financing Activities

Cash provided by financing activities was approximately $448 thousand for the three months ended September 30, 2026, compared with cash used in financing activities of approximately $36 thousand for the same period in 2025. Cash provided by financing activities during the current-year period consisted primarily of $467 thousand of net proceeds from the Company's at-the-market equity program and $8 thousand of proceeds from stock option exercises, partially offset by $21 thousand of repayments on financing obligations related to internal-use software and $6 thousand of finance lease principal payments.

We did not have any material off-balance sheet arrangements as of September 30, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2026, we had cash and cash equivalents of $5.6 million, short-term investments of $2.9 million, and had positive working capital of $11.6 million. We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $268.2 million as of September 30, 2026, and reported a net loss of $2.9 million. We regularly monitor potential financing and capital sources, including equity and debt markets, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success may depend on our ability to access outside sources of capital including through public or private equity offerings, additional debt financing, or via strategic collaborations, partnerships, or other arrangements with third parties. The availability and terms of future financing will depend on a variety of factors, including general economic and market conditions, our operating performance, and investor interest. Additional funding may not be available on acceptable terms, if at all. If we are unable to obtain adequate financing when needed, we may be forced to delay, reduce the scope of, or eliminate certain operations, commercialization efforts, or other aspects of our business. In addition, raising additional funds through equity offerings may result in dilution to our stockholders, while debt or other financing could involve covenants or obligations that restrict our business operations. Until we can generate sufficient revenue from product sales, if at all, we expect to finance our operations primarily through existing cash reserves and additional capital-raising activities.

We expect that our short-term and long-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense associated with rollout of our products to commercial customers, additional research and development expenses associated with expanding our product offerings, and expenses associated with being a public company. In addition, we expect that our strategic initiatives approved by our Board focused on future lunar resource development, autonomous lunar industrial infrastructure, Moon-based advanced computing, semiconductor manufacturing, lunar power generation and related opportunities (our “Lunar Initiatives“), which remain in the explorative planning and design stage and for which no formal business plan or capital budget has been approved, will require substantial capital expenditures to design, develop, expand, and maintain our technologies and infrastructure to support development of such initiatives, including costs associated with research and development, construction and expansion of production capabilities, acquisition of property and equipment, and ongoing maintenance and upgrades to ensure reliability and competitiveness. While management believes that our cash and cash equivalents and short-term investments as of September 30, 2026, together with operational cash flows will fund our current operating plans and meet our anticipated obligations for at least the next 12 months, substantial additional capital may be required to support longer-term growth and operational objectives. Our short-term investments have been utilized as a source of liquidity to fund our operating expenses.

On January 28, 2026, the Company filed a Registration Statement on Form S-3 (Registration No. 333-293023) (the “Shelf Registration Statement”), declared effective on January 30, 2026 by the SEC, which includes a base prospectus that allows the Company to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $30 million. As described in the Shelf Registration Statement, pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell securities registered on the Shelf Registration Statement, in a public primary offering with a value exceeding more than one-third of the Company's public float in any 12-month period so long as the Company's public float remains below $75 million (the “Baby Shelf Limitation”). The Shelf Registration Statement is intended to preserve the Company's flexibility to raise capital from time to time, if and when needed.

On June 2, 2026, we entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC (the “ATM Agreement”), pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $50.0 million, subject to applicable limitations, including General Instruction I.B.6 of Form S-3. Shares are offered under our shelf registration statement on Form S-3 (File No. 333-297144), declared effective on July 7, 2026. During the three months ended September 30, 2026, we sold 90,000 shares under the ATM Agreement for net proceeds of approximately $467 thousand, and as of September 30, 2026, approximately $42.1 million remained available under the ATM Agreement.

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

Income Taxes

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three months ended September 30, 2026 and the Company expects that its effective tax rate for the full fiscal year 2027 will be (0.05)%.  Based on the weight of available evidence, including net cumulative losses and expected future losses, the Company has determined that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

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

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $848 thousand of uncertain tax positions as of September 30, 2026, all of which are accounted for as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Income Taxes

There was no income tax expense during the three months ended September 30, 2026 or 2025.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by several factors, many of which are beyond our control, including those set forth in Item 1A. “Risk Factors” of our 2026 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results. There were no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our 2026 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b501 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Incorporation by Reference

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.1 to Form 8-K filed on December 28, 2017.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).	Exhibit 3.1 to Form 8-K filed on August 1, 2023.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware.	Exhibit 3.3 to Form 8-K filed on December 28, 2017.

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as filed with the Delaware Secretary of State on April 17, 2019.	Exhibit 3.2 to Form 8-K filed on April 23, 2019.

3.5	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on July 1, 2020.

3.6	Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on October 12, 2021.

3.7	Third Certificate of Amendment to the Certificate of Incorporation of Astrotech Corporation.	Exhibit 3.1 to Form 8-K filed on November 23, 2022.

4.1	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.1 to Form 8-K filed on December 21, 2022.

4.2	Amendment No. 1 to Rights Agreement dated as of December 18, 2023, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.2 to Form 8-K filed on December 18, 2023.

4.3	Amendment No. 2 to Rights Agreement dated as of December 12, 2024, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21, 2022.	Exhibit 4.3 to Form 8-K filed on December 12, 2024.

4.4	Amendment No. 3 to Rights Agreement dated as of December 12, 2025, to the Rights Agreement between the Company and Equiniti Trust Company, as Rights Agent, dated as of December 21,2022.	Exhibit 4.4 to Form 8-K filed on December 17, 2025.

10.1	1st Detect Corporation Transaction Incentive Bonus Plan.	Exhibit 10.1 to Form 8-K filed on October 19, 2026.

Exhibit No.	Description	Incorporation by Reference

10.2	First Amendment to the Astrotech Corporation Transaction Bonus Plan.	Exhibit 10.2 to Form 8-K filed on October 19, 2026.

10.3	Form of Award Letter to the 1st Detect Corporation Transaction Incentive Bonus Plan.	Exhibit 10.3 to Form 8-K filed on October 19, 2026.

10.4	Form of Award Letter to the Astrotech Corporation Transaction Bonus Plan.	Exhibit 10.4 to Form 8-K filed on October 19, 2026.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.	Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astrotech Corporation

Date: November 13, 2026	/s/ Thomas B. Pickens III
Thomas B. Pickens III
Chief Executive Officer, Chief Technology Officer, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)